Form 10QSB
period 1996-03-31
COMSTOCK TAILINGS CO INC
filed 1996-05-14
CIK 917558

U.S. SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549


                                            Form 10-QSB

                                      Quarterly Report Under
                                the Securities Exchange Act of 1934

                                For Quarter Ended:  March 31, 1996

                                 Commission File Number:  0-23208



                              COMSTOCK TAILINGS COMPANY, INCORPORATED
               (Exact name of small business issuer as specified in its charter)



                                               Nevada
                  (State or other jurisdiction of incorporation or organization)

                                            84-1251553
                                 (IRS Employer Identification No.)

                                           2692 Juniper
                                         Boulder, Colorado
                             (Address of principal executive offices)

                                               80304
                                            (Zip Code)

                                          (303) 541-9342
                                    (Issuer's Telephone Number)


(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1996, was 500,000 shares.

                                              PART I


ITEM 1.     FINANCIAL STATEMENTS.

      The unaudited financial statements for the three month period ended March 31, 1996, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

      The Company generated no revenues during the three month period ending March 31, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

      The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

      Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

                                    PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - NONE

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

            (a)    Exhibits
                   EX-27       Financial Data Schedule

            (b)    Reports on Form 8-K - None.

COMSTOCK TAILINGS COMPANY, INCORPORATED
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                              March 31        December 31
                                                 1996             1995
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities

    Current Liabilities -
      Accounts Payable                        $   4,966       $     4,966
                                              _________       ___________
  Total Current Liabilities                       4,966             4,966

    Long-Term Liabilities                             0                 0
                                              _________       ___________
  Total Liabilities                           $   4,966       $     4,966

Shareholder's Equity

  Common Stock, Par Value $.001 Per
  Share; 500,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  March 31, 1996, and December 31, 1995,
  respectively                                $     500       $       500

  Capital Paid In Excess of Par                   1,400             1,400

  Deficit Accumulated During
    the Development Stage                        (6,866)           (6,866)
                                              _________       ___________
Total Shareholders' Equity                    $  (4,966)      $    (4,966)
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0



COMSTOCK TAILINGS COMPANY, INCORPORATED
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the       For the      May 13, 1988
                              Three Months   Three Months    (Inception)
                                  Ended          Ended          Thru
                                March 31,      March 31,      March 31,
                                   1996          1995           1996
                              ____________   ____________   _____________
Income                        $          0   $          0   $           0

Expenses
  Bank Charges                           0              0             150
  Professional Fees                      0              0           6,216
                              ____________   ____________   _____________

    Total Expenses                       0              0           6,366

Net Loss from Operations      $          0   $          0  $       (6,366)


Net Loss Per Share            $     ($0.00)   $    ($0.00) $       ($0.01)

Common Shares
  Outstanding                      500,000        500,000         500,000



COMSTOCK TAILINGS COMPANY, INCORPORATED
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the        For the     May 13, 1988
                                 Three Months   Three Months    (Inception)
                                     Ended          Ended           Thru
                                   March 31,      March 31,       March 31,
                                      1996          1995            1996
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)
     Accumulated During The
     Development Stage           $          0   $          0   $      (6,366)
    Increase in Accounts Payable            0              0           4,966
                                 ____________   ____________   _____________
  Net Cash Flows
    From Operations                         0              0          (1,400)

Cash Flows From
  Financing Activities:
    Loans from Shareholders                 0              0           1,400
    Issuance of Common Stock                0              0             500
                                 ____________   ____________   _____________
  Net Cash Provided
    by Financing Activities                 0              0           1,900
                                 ____________   ____________   _____________

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0

Summary of Non-Cash Investing
  and Financing Activities:

    Note payable to shareholder was released and reclassed to capital.



COMSTOCK TAILINGS COMPANY, INCORPORATED
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  May 13, 1988                    0  $    0  $        0  $         0   $     0

Issuance of Common Stock:
  May 13, 1988 - For
  Services At $.001
  Per Share                 500,000  $  500           0            0       500

Net (Loss)                                                      (500)     (500)
                       ____________  ______  __________  ___________  ________
Balance at
  December 31, 1988,
  1989, 1990, 1991,
  1992 & 1993               500,000     500           0         (500)        0

Net (Loss)                                                    (1,379)   (1,379)
                       ____________  ______  __________  ___________  ________
Balance at
  December 31, 1994         500,000     500           0  $    (1,879) $ (1,379)

Net (Loss)                                                    (4,987)   (4,987)

Contribution of Capital                           1,400
                       ____________  ______  __________  ___________  ________
Balance at
  December 31, 1995         500,000  $  500   $   1,400       (6,866)   (6,366)

Net (Loss)                                                         0         0
                       ____________  ______  __________  ___________  ________
Balance at
  March 31, 1996            500,000     500  $    1,400  $    (6,866) $ (6,366)


                              COMSTOCK TAILINGS COMPANY, INCORPORATED

                                   (A Development Stage Company)


                              NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March, 1996 and 1995, and for the periods from inception at May 13, 1988 to March 31, 1996, (b) financial position at March 31, 1996, and December 31, 1995, and (c) the cash flows for the three months ended March 31, 1996 and 1995, and for the period from inception, May 13, 1988 (inception) to March 31, 1996, have been made.


NOTE 2.

The results for the three month period ended March 31, 1996, are not necessarily indicative of the results for the entire fiscal year ended December 31, 1996.

                                            SIGNATURES


      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMSTOCK TAILINGS COMPANY, INCORPORATED
                                      (Registrant)

                                      Dated: May 14, 1996



                                      By:  Suzanne Maisch
                                           Suzanne Maisch
                                           Secretary-Treasurer

                              COMSTOCK TAILINGS COMPANY, INCORPORATED

                         Exhibit Index to Quarterly Report on Form 10-QSB
                               For the Quarter Ended March 31, 1996

EXHIBITS

  EX-27     Financial Data Schedule