Form 10KSB/A
period 1995-12-31
COMSTOCK TAILINGS CO INC
filed 1996-09-18
CIK 917558

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB\A 1

            (Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

            [ ] Transitional Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1995

                           Commission File No. 0-23208

                          COMSTOCK TAILINGS COMPANY, INC.
                  (Name of small business issuer in its charter)

   Nevada                                         84-1251553
(State or other jurisdiction of                (I.R.S. Employer
Incorporation or Organization)               Identification Number

                                    2692 Juniper
                               Boulder, Colorado 80304
                                   (303) 541-9342
          (Address, including zip code and telephone number, including area code, of registrant's executive offices)

            Securities registered under Section 12(b) of the Exchange Act:
                                         none

           Securities registered under to Section 12(g) of the Exchange Act:
                                     Common Stock
                                   (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes  X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $ -0-

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 17, 1996:
$0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 17, 1996 there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                        This Form 10-KSB consists of 27 pages.
                      Exhibit Index is Located at Page Twenty-Six.

                                     TABLE OF CONTENTS
                                FORM 10-KSB/A 1 ANNUAL REPORT

                                COMSTOCK TAILINGS COMPANY, INC.

                                                              PAGE

Facing Page
Index
PART I
Item 1.    Description of Business.....................          4
Item 2.    Description of Property.....................          7
Item 3.    Legal Proceedings...........................          8
Item 4.    Submission of Matters to a Vote of
               Security Holders........................          8

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........          8
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................          9
Item 7.    Financial Statements........................         10
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................         19

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......         19
Item 10.   Executive Compensation......................         22
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................         23
Item 12.   Certain Relationships and Related
               Transactions............................         23

PART IV
Item 13.   Exhibits and Reports of Form 8-K............         24


SIGNATURES.............................................         25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

            Comstock Tailings Company, Incorporated (the "Company" or "Company") was incorporated under the laws of the State of Nevada on May 13, 1988, for the purpose of engaging in the acquisition and development of minerals, metals and other natural resource products and the related operations applicable to such activities. Other than issuing shares to its original shareholders, the Company never commenced activities relating to its original business purpose.
The Company has 500,000 shares of its Common Stock issued, which are held by 16 persons. In May 1988, the Company authorized the issuance of these 500,000 shares in exchange for services valued at $500.00. In September 1993, the Board of Directors of the Company elected to change the Company's principal business purpose to those activities described below. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

            The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.
Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

            The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Item 7, Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

            The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

            The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

            The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The
Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

            The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst.
Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements;
history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

            Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

            The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

            Management of the Company is of the opinion that the business objectives of the Company remain viable, despite the Company's failure to merge with or acquire another business entity to date.
Management of the Company continues to review potential merger candidates and acquisition opportunities.

Employees

            During the fiscal year ended December 31, 1995, the Company had two nonsalaried employees: Its President, Joel Feinberg and its Secretary-Treasurer, Suzanne Maisch. See Item 9, Directors,
Executive Officers, Promoters and Control Persons.

            Two of the Company's officers and directors were formerly involved with another "blank check" company. See "Item 9, Directors, Executive Officers, Promoters and Control Persons - Previous Blind Pool Experience." The Company's officers and directors may, in the future, become involved with other companies who have a business purpose similar to that of the Company. As a result, additional potential conflicts of interest may arise in the future. If such a conflict does arise and an officer or director of the Company is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "blank check" company they are affiliated with, they will disclose the opportunity to all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company and the principals of the proposed target company has no preference as to which company will merger or acquire such target company, the company which first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction. See "Item 5, Directors, Executive Officers, Promoters and Control Persons - Previous Blind Pool Activities."

ITEM 2.  DESCRIPTION OF PROPERTY

            Facilities. The Company presently maintains its principal offices at the home of its Secretary and pays no rent on such offices. As of the date of this report, the Company does not utilize any space or own any furniture that would generate the need for any rent expense. See "Financial Statements." The Company reimburses the Secretary for any out-of-pocket costs incurred by the Secretary on behalf of the Company, such as long distance telephone toll charges, office supplies and small, miscellaneous expenses.

            Other Property.  The Company owns no other property.

ITEM 3.   LEGAL PROCEEDINGS

            There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

            (a) Market Information. There is presently no trading market for the common equity of the Company.

            (b) Holders. There are sixteen (16) holders of the Company's Common Stock.

            As of the date of this report all 500,000 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a two year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a three-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

            (c) Dividends.

            (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 1996, unless the Company successfully consummates a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

            (a) Plan of Operation.

            The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. While management has had discussions with various potential merger and/or acquisition candidates, as of the date of this amendment there is no definitive agreement between the Company and any other entity for the Company to merge with or acquire such an entity. While no assurances can be provided, management is hopeful that the Company will successfully consummate a merger or acquisition during the fiscal year ending December 31, 1996.

            The Company's Board of Directors intends to provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation of the same if so required under federal and state law, which disclosure is intended to be in the form of a proxy or information statement. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

            The Company has no full time employees. The Company's President and Secretary-Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Directors, Executive Officers, Promotors and Control Persons - Resumes."

            Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the

Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

ITEM 7.  FINANCIAL STATEMENTS

                    COMSTOCK TAILINGS COMPANY, INCORPORATED


                              FINANCIAL STATEMENTS
                                      With
                           INDEPENDENT AUDITOR'S REPORT


         For the Period May 13, 1988 (Inception) Through December 31, 1995

                           KISH, LEAKE & ASSOCIATES, P.C.
                            Certified Public Accountants

J.D. Kish, C.P.A., M.B.A.         7901 E. Belleview Ave., Suite 220
James D. Leake, C.P.A., M.T.              Englewood, Colorado 80111
                                           Telephone (303) 779-5006
Arleen R. Brogan, C.P.A.                   Facsimile (303) 779-5724


                            Independent Auditor's Report

We have audited the accompanying balance sheet of Comstock Tailings Company, Incorporated, (a development stage company), as of December 31, 1995, and the related statements of income, shareholders' equity, and cash flows for the fiscal year ended December 31, 1995 and 1994 and May 13, 1988 (Inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Tailings Company Incorporated at December 31, 1995 and the results of its operations and its cash flows for the fiscal years ended December 31, 1995 and 1994, and the period May 13, 1988 (Inception) through December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise. The deficiency in working capital as of December 31, 1995 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
March 20, 1996

Comstock Tailings Company, Incorporated
(A Development Stage Company)
Balance Sheet
                                                           December
                                        NOTES              31, 1995
                                        _____              ________
ASSETS                                                            0


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable                                              4,966
                                                           ________

SHAREHOLDERS' EQUITY                     1,2
Common Stock, Par Value
$.001 Per Share; Authorized
500,000,000 Shares; Issued
And Outstanding 500,000 Shares                                  500

Capital Paid In Excess Of
Par Value Of Common Stock                                     1,400

Deficit Accumulated During
The Development Stage                                        -6,866
                                                           ________

TOTAL SHAREHOLDERS' EQUITY                                   -4,966
                                                           ________

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                              0

          The Accompanying Notes Are An Integral Part Of These Financial Statements


Comstock Tailings Company, Incorporated
(A Development Stage Company)
Statement Of Operations
                                                             May
                                                          13, 1988
                                                         (Inception)
                                                           Through
                                       December  December  December
                              NOTES    31, 1995  31, 1994  31, 1995
                              _____    ________  ________  ________

Revenue                                       0         0         0

Expenses
  Bank Charges                               21       129       150
  Professional Fees                       4,966     1,250     6,216
                                        _______  ________  ________

Total Expenses                            4,987     1,379     6,366

Net (Loss)                               -4,987    -1,379    -6,366
                                        _______  ________  ________

Net (Loss) Per
 Common Share                   1         -0.01      0.00     -0.01

Common Shares
 Outstanding                    2       500,000   500,000   500,000

          The Accompanying Notes Are An Integral Part Of These Financial Statements


Comstock Tailings Company, Incorporated
(A Development Stage Company)
Statement Of Cash Flow
                                                             May
                                                           13, 1988
                                                         (Inception)
                                                           Through
                                       December  December  December
                              NOTES    31, 1995  31, 1994  31, 1995
                              _____    ________  ________  ________

Net (Loss) Accumulated
 During The Development
 Stage                                   -4,987    -1,379    -6,366
Increase in Accounts Payable              4,966               4,966

Cash Flows From Operations                  -21    -1,379    -1,400
                                       ________  ________  ________

Cash Flows From Financing
Activities:

Loan from Shareholders                        0     1,400     1,400
Issuance Of Common Stock                      0         0       500

Cash Flows From Financing                     0     1,400     1,900
                                       ________  ________  ________

Net Increase In Cash                        -21        21         0
Cash At Beginning Of Period                  21         0         0
                                       ________  ________  ________

Cash At End Of Period                         0        21         0


Summary Of Non-Cash Investing and Financing Activities:

          Note payable to shareholder was released and reclassed to capital.

          The Accompanying Notes Are An Integral Part Of These Financial Statements


Comstock Tailings Company, Incorporated
(A Development Stage Company)
Statement Of Shareholders' Equity
                                                              Deficit
                                                            Accumulated
                              Number Of          Additional  During The
                               Common    Common   Paid-In   Development
                       Notes    Shares    Stock    Capital     Stage      Total
                       _____   ________  _______  _________  __________  _______
Balance At
 May 13, 1988                        0       0          0           0        0

Issuance Of
 Common Stock:          1,2

  Services
  @ $.001 Per Share            500,000      500                            500


Net (Loss)                                                        -500    -500
                               ________  _______  _________  __________  _______

Balance At December
 31, 1988, 1989, 1990,
 1991, 1992, & 1993            500,000      500         0         -500      -0

Net (Loss)                                                      -1,379  -1,379
                               ________  _______  _________  __________  _______

Balance At
 December 31, 1994             500,000      500         0       -1,879  -1,379

Net (Loss)                                                      -4,987  -4,987

Contribution of Capital                             1,400
                               ________  _______  _________  __________  _______

Balance At
 December 31, 1995             500,000      500     1,400       -6,866  -6,366

          The Accompanying Notes Are An Integral Part Of These Financial Statements


Comstock Tailings Company, Incorporated
(A Development Stage Company)
Notes to Financial Statements
For the Fiscal Year Ended December 31, 1995

Note 1 - Organization and Summary of Significant Accounting
Policies


Organization:

On May 13, 1988, Comstock Tailings Company, Incorporation (the Company) was incorporated under the laws of Nevada, for the purpose of engaging in the acquisition and development of minerals, metals, and other natural resource products and related operations applicable to such activities. Other than issuing shares to its origional shareholders, the Company never commenced activities relating to its origional business purpose. In September 1993 the Board Of Directors of the Company elected to change the Company's principal business purpose to engage in selected mergers and acquisitions.

The Company has not engaged in any operations, generated any revenue or identified any merger or acquisition candidate which it is prepared to acquire.

Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes. The Company has not yet filed any income tax returns.

Net (Loss) Per Common Stock:

The net (loss) per common share is computed by dividing the net
(Loss) for the period by the number of shares outstanding at December 31, 1995 and December 31, 1994.

Note 2 - Capital Stock and Capital in Excess of par Value

Common Stock:

The Company initially authorized 500,000,000 shares of $.001 par value common stock.

On May 13, 1988, the Company issued 500,000 shares of common stock for services valued at $.001 per share. The Company has declared no dividends through December 31, 1995.

Comstock Tailings Company, Incorporated
(A Development Stage Company)
Notes to Financial Statements
For the Fiscal Year Ended December 31, 1995

Note 3 - Related Party Events

The Company maintains its principal offices in space provided by the Company's Secretary on a rent free basis. The office is located at 2692 Juniper, Boulder, Colorado, 80304.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

            The Directors and Officers of the Company as of the date of this report are as follows:

     Name                 Age                     Position
______________            ___               _____________________

Joel Feinberg              44               President & Director

Suzanne Maisch             47               Secretary-Treasurer &
                                            Director

Paul Abbondante            45               Director

            All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

            There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

            (b) Resumes:

            Joel Feinberg is President and a director of the Company, positions he has held since May 1992. In addition to his activities related to the Company, Mr. Feinberg is presently and has been since August 1993, a marketing and sales representative in the greater New York area for Create-a-Check, Inc., a Salt Lake
City, Utah computer software company.  From January 1992 through
July 1993, Mr. Feinberg was the Director of Real Estate and Franchising for the Great Earth Companies, Inc., W. Hollywood, California, a franchisor which markets retail vitamin stores to prospective franchisees. Mr. Feinberg continues to do consulting work for the Great Earth Companies. Prior, from January 1986 through December 1991, Mr. Feinberg was a partner and real estate broker employed by Feinberg, Anson & Berger, Inc., Harrison, N.Y., a real estate brokerage business. Mr. Feinberg holds a Bachelor of Arts degree from Fairleigh Dickenson University and is a certified teacher licensed in New York, New Jersey and Connecticut. He devotes only such time as necessary to the business of the Company, which is expected to be no more than approximately 20 hours per month.

            Suzanne Maisch is Secretary-Treasurer and a director of the Company, positions she has held since May 1992. Ms. Maisch is also currently employed as District Supervisor of Bouldervite, Inc., which operates two retail vitamin stores in Boulder and Denver, Colorado. From November 1990 through September 1993, Ms. Maisch was Vice President of Franchise Operations of the Great Earth Companies, Inc., W. Hollywood, California, a private franchising company which markets retail vitamin stores. From October 1988 through October 1990, Ms. Maisch was a contract administrator for LT Coppola, Inc., a mechanical contractor located in Thornwood, New York. She devotes only such time as necessary to the business of the Company, which is expected to be approximately 5 to 10 hours per month.

            Paul J. Abbondante is a director of the Company, a position he has held since September 1993. From January 1991 through the present, Mr. Abbondante has been self-employed as a business consultant in Orange, California, specializing in preparation of technical research reports for public companies, including market, technical and financial research. From August 1989 through January
1991, he was Chief Financial Officer of Capital Network, Inc.,
Santa Ana, California, a private holding company with interests in mining, real estate and technology. From January 1989 through August 1989, he was Chief Financial Officer for Triple Crown, Inc.,
Santa Ana, California, a publicly held company which provided telephone service to prison inmates. From January 1988 through January 1989, Mr. Abbondante was a Vice President of ABC Capital
Markets, Inc., Santa Ana, California, a privately held investment banking firm. Mr. Abbondante holds a Bachelor of Arts degree from Fairleigh Dickenson University and a PhD in economics from Virginia
Tech University. He devotes only such time as necessary to the business of the Company, which is expected to be approximately 5 to 10 hours per month.

Previous "Blind Pool" Experience.

            Mr. Feinberg was a director and Ms. Maisch an officer and director of Convergence, Inc. ("Convergence"), a publicly held
"blind pool" company whose business plan used to be similar to that of the Company. Ms. Maisch was appointed as a director of Convergence in September 1993 and was appointed as Secretary/
Treasurer of the Company in November 1993. Mr. Feinberg was also appointed as a director in November 1993.

            Convergence completed its initial public offering in August, 1988, wherein it sold 60,000,000 units to the public and received gross proceeds of $600,000 from such sale ($.01 per unit). Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The warrants have subsequently expired without any being exercised.

            Neither Mr. Feinberg nor Ms. Maisch were involved with Convergence in any fashion until the end of calendar year 1993. Effective April 25, 1994, the company consummated a merger with DER Duplicating Services, Inc., Hallandale, Florida ("DER"), a company engaged in the manufacturing and duplication of video cassettes, wherein the company issued shares of its common stock equal to 90% interest to the shareholders of DER. The aforesaid transaction was approved by an affirmative vote of the Convergence shareholders, who also approved an amendment to the company's Articles of Incorporation, changing the name of Convergence to DER Entertainment, Inc. Upon the closing of the transaction, Mr. Feinberg and Ms. Maisch resigned their respective positions as officers and/or directors of Convergence, Inc. Neither person received any compensation either directly or indirectly, as part of the applicable terms of the transaction. Thereafter, in February 1995, the transaction between Convergence and DER was mutually unwound, with Mr. Feinberg and Ms. Maisch reassuming their respective management positions with the company.

            Effective May 2, 1995, DER Entertainment, Inc. (f/k/a/ Convergence, Inc.) consummated a share exchange with Fidelity Medical, Inc., a privately held New Jersey corporation, wherein DER issued an aggregate of 4,800,000 shares, representing approximately 93% interest in the surviving company. Simultaneous therewith, the shareholders of DER then amended DER's articles of incorporation, changing its name to "Medical Laser Technologies, Inc." ("MLT"). MLT develops, markets, manufactures and services computer based medical imaging systems for both the domestic and international market. MLT was founded in 1978 and has been developing and marketing medical imaging products ever since. At the present time MLT has an installed base of over 400 hundred facilities worldwide and has recently received FDA clearance for two new devices. Upon the closing of the transaction, Mr. Feinberg and Ms. Maisch resigned their respective positions as officers and/or directors of Convergence, Inc. Neither person received any compensation either directly or indirectly, as part of the applicable terms of the transaction. As of the date of this amendment, MLT's common stock is trading on the OTC Bulletin Board, with a bid price of approximately $.62.

            The foregoing is a complete description of all "blank check" companies with whom management of the Company has been, or is, involved.

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.
All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

            Based solely on review of the copies of such forms furnished to the Company, the Company believes that the Form 5 annual reports of the Company's officers, directors and holders of 10% or more of the outstanding shares of the Company, which are required to be filed within 45 days after the end of the Company's fiscal year, were not timely filed, but were filed late. These reports reflected no changes in the securities holdings of any person.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

            The following table reflects all forms of compensation for services to the Company for the year ended December 31, 1995 of the chief executive officer of the Company.


                             SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                Under-             All
Name                             Annual   Restricted   lying            Other
and                               Compen-     Stock    Options/    LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)     SARs    Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)     ($)     ($)
__________  ____  ______  _____  ______    ________   _______   _______  ______

Joel
Feinberg
President &         (1)
Director    1995  $    0  $   0  $    0    $      0         0  $     0  $    0
_________________________

(1) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1996, except in the event the Company successfully consummates a business combination, of which there is no assurance.

            The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The
Company did not reimburse any director for such expenses during fiscal year 1995.

            In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 1995.

            There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

            (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

            The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and           Amount and
                   Address of           Nature of
Title of           Beneficial           Beneficial      Percent of
 Class                Owner              Ownership         Class
________     _____________________      __________      __________

Common       Joel Feinberg                100,000           20%
             23 Anne Chambers Lane
             Katonah, NY 10536

Common       Suzanne Maisch               100,000           20%
             2692 Juniper
             Boulder, CO 80302

Common       Paul Abbondante               75,000           15%
             700 E. Lake Dr. #50
             Orange, CA 92666

Common       All Officers &               275,000           55%
             Directors as a Group
             (3 persons)

            The balance of the Company's outstanding Common Shares are held by 13 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            There were no related party transactions which occurred during the past two years and which are required to be disclosed pursuant to the requirements included under Item 404 of Regulation SB.

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

             EX-27                   Financial Data Schedule



            The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on January 12, 1994 and are incorporated by reference herein:

             3.1                     Certificate and Articles of Incorporation

             3.2                     Bylaws

(b)         Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 1995.

                                 SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 17, 1996.

                                   COMSTOCK TAILINGS COMPANY, INC.
                                   (Registrant)


                                   By: s/Joel Feinberg
                                      Joel Feinberg, President


                                   By: s/Suzanne Maisch
                                      Suzanne Maisch,
                                      Secretary-Treasurer

            In accordance with the Exchange Act, this amendment to its report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 17, 1996.




 s/Joel Feinberg
Joel Feinberg, Director


 s/Suzanne Maisch
Suzanne Maisch, Director


 s/Paul Abbondante
Paul Abbondante, Director

                    COMSTOCK TAILINGS COMPANY, INCORPORATED

                Exhibit Index to Annual Report on Form 10-KSB\A 1
                   For the Fiscal Year Ended December 31, 1995

EXHIBITS                                                              Page No.

  EX-27     Financial Data Schedule. . . . . . . . . . . . .. . . . . . . .27