Form 10QSB
period 1996-09-30
COMSTOCK TAILINGS CO INC
filed 1996-11-13
CIK 917558

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                   For Quarter Ended:  September 30, 1996

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

                             2770 Industrial Way
                            Broomfield, Colorado
                  (Address of principal executive offices)

                                    80020
                                 (Zip Code)

                               (303) 469-6100
                         (Issuer's Telephone Number)


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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1996, was 500,000 shares.

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 1996, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the nine month period ending September 30, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits
               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K - None.

COMSTOCK TAILINGS COMPANY, INCORPORATED
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                             September 30     December 31
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

Shareholder's Equity

  Common Stock, Par Value $.001 Per
  Share; 500,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  September 30, 1996, and December 31,
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


COMSTOCK TAILINGS COMPANY, INCORPORATED
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the        For the     May 13, 1988
                               Nine Months    Nine Months    (Inception)
                                  Ended          Ended          Thru
                              September 30,  September 30,  September 30,
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


COMSTOCK TAILINGS COMPANY, INCORPORATED
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the        For the     May 13, 1988
                                  Nine Months    Nine Months    (Inception)
                                     Ended          Ended           Thru
                                 September 30,  September 30,  September 30,
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


COMSTOCK TAILINGS COMPANY, INCORPORATED
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  May 13, 1988                    0  $    0  $        0  $         0   $     0

Issuance of Common Stock:
  May 13, 1988 - For
  Services At $.001
  Per Share                 500,000  $  500           0            0       500

Net (Loss)                                                      (500)     (500)
                       ____________  ______  __________  ___________  ________
Balance at
  December 31, 1988,
  1989, 1990, 1991,
  1992 & 1993               500,000     500           0         (500)        0

Net (Loss)                                                    (1,379)   (1,379)
                       ____________  ______  __________  ___________  ________
Balance at
  December 31, 1994         500,000     500           0  $    (1,879) $ (1,379)

Net (Loss)                                                    (4,987)   (4,987)

Contribution of Capital                           1,400
                       ____________  ______  __________  ___________  ________
Balance at
  December 31, 1995         500,000  $  500   $   1,400       (6,866)   (6,366)

Net (Loss)                                                         0         0
                       ____________  ______  __________  ___________  ________
Balance at
  September 30, 1996        500,000     500  $    1,400  $    (6,866) $ (6,366)


                   COMSTOCK TAILINGS COMPANY, INCORPORATED

                        (A Development Stage Company)


                   NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine month periods ended September 30, 1996 and 1995, and for the periods from inception at May 13, 1988 to September 30, 1996, (b) financial position at September 30, 1996, and December 31, 1995, and (c) the cash flows for the nine months ended September 30, 1996 and 1995, and for the period from inception, May 13, 1988 (inception) to September 30, 1996, have been made.


NOTE 2.

The results for the nine month period ended September 30, 1996, are not necessarily indicative of the results for the entire fiscal year ended December 31, 1996.

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMSTOCK TAILINGS COMPANY, INCORPORATED
                              (Registrant)

                              Dated:  November 13, 1996



                              By:  Suzanne Maisch
                                   Suzanne Maisch
                                   Secretary-Treasurer

                   COMSTOCK TAILINGS COMPANY, INCORPORATED

              Exhibit Index to Quarterly Report on Form 10-QSB
                  For the Quarter Ended September 30, 1996

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .10