Form 10KSB
period 1996-12-31
COMSTOCK TAILINGS CO INC
filed 1997-03-28
CIK 917558

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-KSB

           (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1996

                   Commission File No. 0-23208

                  COMSTOCK TAILINGS COMPANY, INC.
          (Name of small business issuer in its charter)

          Nevada                               84-1251553
(State or other jurisdiction of             (I.R.S. Employer
Incorporation or Organization)            Identification Number)

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

                (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 27, 1997: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 27, 1997 there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: Form 8-K dated March 24, 1997, which is incorporated into Part I of this Form 10-KSB by reference thereto.
            This Form 10-KSB consists of Twenty-Nine pages.
             Exhibit Index is Located at Page Twenty-Eight.

                        TABLE OF CONTENTS

                    FORM 10-KSB ANNUAL REPORT

                 COMSTOCK TAILINGS COMPANY, INC.

                                                             PAGE

Facing Page
Index
PART I
Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................         9
Item 3.    Legal Proceedings...........................         9
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         9

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         9
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................        10
Item 7.    Financial Statements........................        11
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................        22


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......        22
Item 10.   Executive Compensation......................        24
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        25
Item 12.   Certain Relationships and Related
               Transactions............................        26

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        28



SIGNATURES.............................................        22

EXHIBIT INDEX .........................................        24

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Comstock Tailings Company, Incorporated (the "Company" or "Company") was incorporated under the laws of the State of Nevada on May 13, 1988, for the purpose of engaging in the acquisition and development of minerals, metals and other natural resource products and the related operations applicable to such activities. Other than issuing shares to its original shareholders, the Company never commenced activities relating to its original business purpose.
The Company has 500,000 shares of its Common Stock issued, which are held by 16 persons. In May 1988, the Company authorized the issuance of these 500,000 shares in exchange for services valued at $500.00. In September 1993, the Board of Directors of the Company elected to change the Company's principal business purpose to those activities described below under Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operation". As such, the Company can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

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

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Item 7 - Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Subsequent Event

     In March, 1997, the Company executed a letter of intent to acquire all of the issued and outstanding common stock of Iron Holdings Corp., a New York corporation ("IHC"). The relevant information concerning this proposed transaction was included in a Form 8-K filed with the Securities and Exchange Commission on March 24, 1997, which contents are hereby incorporated by reference as if set forth.

     Management is presently undertaking a due diligence review of the information provided to it by IHC. Upon completion of this review and confirmation by the Company's Board that the representations made by IHC to the Company concerning IHC's business opportunity, financial statements and history are accurate, it is anticipated that the transaction will close. Pursuant to the laws of the state of Nevada, a majority of the Company's shareholders are required to be obtained to undertake such a transaction. The Company's present Board of Directors owns in excess of 50% of the Company's issued and outstanding voting securities, so if they elect to proceed, it is likely the proposed transaction will be successfully consummated. However, as of the date of this report there can be no assurances that the proposed IHC transaction with the Company will successfully close.

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

     Neither Mr. Feinberg nor Ms. Maisch were involved with Convergence in any fashion until the end of calendar year 1993. On April 25, 1994, the company consummated a merger with DER Duplicating Services, Inc., Hallandale, Florida ("DER"), a company engaged in the manufacturing and duplication of video cassettes, wherein the company agreed to issue shares of its common stock equal to 90% interest to the shareholders of DER. The aforesaid transaction was approved by an affirmative vote of the Convergence shareholders, who also approved an amendment to the company's Articles of Incorporation, changing the name of Convergence to DER Entertainment, Inc. However, on December 23, 1994, the Company elected to rescind this transaction because conditions subsequent to the closing of the transaction were not met by DER. Thereafter, on May 2, 1995, the company consummated a merger with Fidelity Medical, Inc. ("FMI"), a New Jersey corporation engaged in the development and marketing of systems for electronic processing, storage and review of X-Ray images generated during certain diagnostic and therapeutic medical procedures, wherein the Company effected a reverse split and issued 4,800,000 shares of its common stock equal to approximately 90% interest to the shareholders of FMI. The aforesaid transaction was approved by an affirmative vote of the Company's shareholders, who also approved an amendment to the company's Articles of Incorporation, changing the name of the Company to Medical Laser Technologies, Inc. ("MLT"). Upon the closing of the transaction, Mr. Feinberg and Ms. Maisch resigned their respective positions as officers and/or directors of the Company. Neither person received any compensation, either directly or indirectly, as part of the applicable terms of the transaction. As of the date of this report, MLT is listed and trading on the OTC Bulletin Board under the symbol "MLTI."

     The foregoing is a complete description of all "blank check" companies with whom management of the Company has been, or is, involved.

Employees

     During the fiscal year ended December 31, 1996, the Company had two nonsalaried employees, its President, Joel Feinberg and its Secretary-Treasurer, Suzanne Maisch. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act."

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company presently maintains its principal offices at the home of its Secretary and pays no rent on such offices. As of the date of this report, the Company does not utilize any space or own any furniture that would generate the need for any rent expense. See "Item 7. Financial Statements." The Company reimburses the Secretary for any out-of-pocket costs incurred by the Secretary on behalf of the Company, such as long distance telephone toll charges, office supplies and small, miscellaneous expenses.

     Other Property.  The Company owns no other property.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common or preferred equity of the Company.

     (b) Holders.  There are sixteen (16) holders of the Company's
Common Stock.

     As of the date of this report all 500,000 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general and beginning April 29, 1997, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company. Until April 29, 1997, the previous limitations are for two years and three years, respectively.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 1997, unless the Company successfully consummates a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     (a) Plan of Operation.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

     The Company's Board of Directors intends to provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation of the same, which disclosure is intended to be in the form of a proxy statement. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's President and Secretary-Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Item 9. Directors,

Executive Officers, Promotors and Control Persons; Compliance With
Section 16(b) of the Exchange Act - Resumes."

     Because the Company presently has nominal overhead and no other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

ITEM 7.  FINANCIAL STATEMENTS

COMSTOCK TAILINGS COMPANY, INCORPORATED


FINANCIAL STATEMENTS
with
INDEPENDENT AUDITORS' REPORT


For The Period May 13, 1988 (Inception) Through December 31, 1996

                     Table of Contents


Independent Auditors' Report                           1

Balance Sheet                                          2

Statement of Operations                                3

Statement of Cash Flows                                4

Statement of Shareholders' Equity                      5

Notes to Financial Statements                        6-8

                 Kish, Leake & Associates, P.C.
                  Certified Public Accountants
J.D. Kish, C.P.A., M.B.A.       7901 E. Belleview Ave., Suite 220
James D. Leake, C.P.A., M.T.            Englewood, Colorado 80111
                                         Telephone (303) 779-5006
Arleen R. Brogan, C.P.A.                 Facsimile (303) 779-5724

                  Independent Auditors' Report

We have audited the accompanying balance sheet of Comstock Tailings Company, Incorporated (a developmental stage company), as of December 31, 1996, and the related statements of income, shareholders' equity and cash flows for the fiscal year ended December 31, 1996 and 1995 and May 13, 1988 (Inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Tailings Company Incorporated at December 31, 1996 and the results of its operations and its cash flows for the fiscal years ended December 31,1996 and 1995, and the period May 13, 1988 (Inception) through December 31,1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 4 to the financial statements, the Company is in the development stage and has no operations as of December 31, 1996. The lack of sufficient working capital to operate as of December 31, 1996 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
March 20, 1997
                                 -1-

Comstock Tailings Company, Incorporated
(A Development Stage Company)
Balance Sheet
_________________________________________________________________
                                                        December
                                       NOTES            31, 1996
                                       _____            ________
ASSETS                                                  $      0
                                                        ________
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable                                          10,344
                                                        ________

SHAREHOLDERS' EQUITY                     1,2
Common Stock, Par Value
$.001 Per Share; Authorized
500,000,000 Shares; Issued
And Outstanding 500,000 Shares                               500

Capital Paid In Excess Of
Par Value Of Common Stock                                  2,400

Deficit Accumulated During
The Development Stage                                    (13,244)
                                                        ________

TOTAL SHAREHOLDERS' EQUITY                               (10,344)
                                                        ________

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                    $      0












          The Accompanying Notes Are An Integral Part Of These
Financial Statements.

                                  -2-

Comstock Tailings Company, Incorporated
(A Development Stage Company)
Statement Of Operations
_________________________________________________________________
                                                         May
                                                       13, 1988
                                                      (Inception)
                                                        Through
                                   December  December   December
                          NOTES    31, 1996  31, 1995   31, 1996
                          _____    ________  ________   ________

Revenue                            $      0  $      0   $      0

Expenses
  Bank Charges                            0        21   $     21
  Professional Fees                   6,378     4,966   $ 11,344
                                   ________  ________   ________

Total Expenses                        6,378     4,987   $ 11,365
                                    ________  ________   ________

Net (Loss)                          ($6,378)  ($4,987) ($ 11,365)
                                   ________  ________   ________

Net (Loss) Per
 Common Share               1        ($0.01)   ($0.01)    ($0.02)
                                   ________  ________   ________

Common Shares
 Outstanding                2       500,000   500,000    500,000















          The Accompanying Notes Are An Integral Part Of These
Financial Statements.


Comstock Tailings Company, Incorporated
(A Development Stage Company)
Statement Of Cash Flows
_________________________________________________________________
                                                          May
                                                       13, 1988
                                                     (Inception)
                                                        Through
                                  December   December   December
                          NOTES   31, 1996   31, 1995   31, 1996
                          _____   ________   ________   ________
Net (Loss) Accumulated
 During The Development
 Stage                           ($  6,378) ($  4,987) ($ 11,365)
Increase in Accounts Payable         5,378      4,966      5,378

Cash Flows From Operations          (1,000)       (21)    (5,987)
                                  ________   ________   ________

Cash Flows From Financing
Activities:

Loan from Shareholders                   0          0      1,400
Issuance Of Common Stock                 0          0        500
Additional Paid In Capital           1,000          0      1,000

Cash Flows From Financing            1,000          0      2,900
                                  ________   ________   ________

Net Increase In Cash                     0        (21)         0
Cash At Beginning Of Period              0         21          0

Cash At End Of Period             $      0   $      0   $      0






Summary Of Non-Cash Investing And Financing Activities:

          Note payable to shareholder was released and reclassed to capital.



          The Accompanying Notes Are An Integral Part Of These
Financial Statements.


Comstock Tailings Company, Incorporated
(A Development Stage Company)
Statement Of Shareholders' Equity
______________________________________________________________________
                                                   Deficit
                                                 Accumulated
                     Number Of        Additional  During The
                      Common   Common   Paid-In   Development
               Notes  Shares    Stock   Capital      Stage       Total
               _____ _________ ______ __________ ____________   _______
Balance At
 May 13, 1988                0      0          0            0        0

Issuance Of
 Common Stock:   1,2
May 13, 1988 -
 Services At
 $.001 Per Share       500,000 $  500                           $  500


Net (Loss)                                              (500)     (500)
                     _________ ______ __________ ___________    ______
Balance At
 December 31, 1988,
 1989, 1990, 1991,
 1992, & 1993          500,000    500 $        0 ($      500)   $    0
                     _________ ______ __________ ___________    ______

Net (Loss)                                            (1,379)   (1,379)
                     _________ ______ __________ ___________    ______
Balance at
 December 31, 1994     500,000    500          0      (1,879)   (1,379)
                     _________ ______ __________ ___________    ______

Net (Loss)                                            (4,987)   (4,987)

Contribution of
 Capital                                   1,400                 1,400
                     _________ ______ __________ ___________    ______
Balance at
 December 31, 1995     500,000    500      1,400      (6,866)   (4,966)
                     _________ ______ __________ ___________    ______

Net (Loss)                                            (6,378)   (6,378)

Contribution
 of Capital                                1,000                 1,000

Balance at
 December 31, 1996     500,000 $  500 $    2,400 ($   13,244) ($10,344)


          The Accompanying Notes Are An Integral Part Of These
Financial Statements.

                                  -5-

Comstock Tailings Company, Incorporated
(A Development Stage Company)
Notes to Financial Statements
For The Year Ended December 31, 1996


Note 1 - Organization and Summary of Significant Accounting
  Policies


Organization:

On May 13, 1988, Comstock Tailings Company Incorporated (the Company) was incorporated under the laws of Nevada, for the purpose of engaging in the acquisition and development of minerals, metals, and other natural resource products and the related operations applicable to such activities. Other than issuing shares to its original shareholders, the Company never commenced activities relating to its original business purpose. In September 1993 the Board Of Directors of the Company elected to change the Company's principal business purpose to engage in selected mergers and acquisitions.

The Company has not engaged in any operations, generated any revenue or identified any merger or acquisition candidate which it is prepared to acquire.

Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes. The Company has not yet filed any income tax returns.

Net (Loss) Per Common Share:

The net (loss) per common share is computed by dividing the net
(Loss) for the period by the number of shares outstanding at December 31, 1996 and December 31, 1995.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts.
Actual results could differ from those estimates.

Comstock Tailings Company, Incorporated
(A Development Stage Company)
Notes to Financial Statements
For The Year Ended December 31, 1996


Note 2 - Capital Stock and Capital in Excess of par Value

Common Stock:

The Company initially authorized 500,000,000 shares of $.001 par value common stock.

On May 13, 1988, the Company issued 500,000 shares of common stock for services valued at $.001 per share. The Company has declared no dividends through December 31, 1996.


Note 3 - Related Party Events

The Company maintains an address, provided by the Company's
Secretary, located at 2692 Juniper, Boulder, Colorado, 80304.


Note 4 - Basis of Presentation

In the course of its development activities, the Company has sustained continuing losses and expects such losses to continue in the foreseeable future. The Company plans to continue financing its operations with stock sales and in the longer term, revenues, from its operations. The Company's ability to continue as a going concern is dependent upon the successful completion of its private placement, additional financing and, ultimately, upon achieving profitable operations.

Comstock Tailings Company, Incorporated
(A Development Stage Company)
Notes to Financial Statements
For The Year Ended December 31, 1996


Note 5 - Subsequent Event

In March 1997, the Company executed a letter of intent to acquire all of the issued and outstanding common stock of Iron Holdings Corp., a New York corporation ("IHC"). The Company intends to issue 4,500,000 "restricted" common shares, representing 90% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares if IHC.

Management is presently undertaking a due diligence review of the information provided to it by IHC. Upon completion of this review and confirmation by the Company's Board that the representations made by IHC to the Company concerning IHC's business opportunity, financial statements and history, it is anticipated that the transaction will close, as pursuant to the laws of the state of Nevada, a majority of the Company's shares are required to be obtained to undertake such a transaction. The Company's present Board of Directors owns in excess of 50% of the Company's issued and outstanding voting securities. However, as of the date of this report there can be no assurances that the proposed IHC transaction with the Company will successfully close.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

           Name           Age      Position
     _______________      ___      _____________________

     Joel Feinberg         45      President & Director

     Suzanne Maisch        46      Secretary-Treasurer &
                                   Director

     Paul Abbondante       46      Director

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

     Suzanne Maisch is Secretary-Treasurer and a director of the Company, positions she has held since May 1992. In addition to her positions with the Company, since August, 1996, Ms. Maisch has been Vice-President of Operations of Vitamin Logic, Inc., a Colorado based private corporation engaged in the retail sale of vitamins and other health food products. From September 1993 through July 1996, Ms. Maisch was employed as District Supervisor of Bouldervite, Inc., which operates two retail vitamin stores in Boulder and Denver, Colorado. From November 1990 through September 1993, Ms. Maisch was Vice President of Franchise Operations of the Great Earth Companies, Inc., W. Hollywood, California, a franchisor which markets retail vitamin stores. From October 1988 through October 1990, Ms. Maisch was a contract administrator for LT Coppola, Inc., a mechanical contractor located in Thornwood, New York. She devotes only such time as necessary to the business of the Company, which is expected to be approximately 5 to 10 hours per month.

     Paul J. Abbondante is a director of the Company, a position he has held since September 1993. From January 1991 through the present, Mr. Abbondante has been self-employed as a business consultant in Orange, California, specializing in preparation of technical research reports for public companies, including market, technical and financial research. Additionally, since May 1996, Mr. Abbondante has been Chief Financial Officer of Environmental Holding Corporation, a natural gas utility and natural gas production company located in Irvine, California. Since September 1996, Mr. Abbondante has also been President of Irvine Securities, Inc., Irvine, California, an NASD licensed broker-dealer dealing primarily in limited partnerships. From August 1989 through January 1991, he was Chief Financial Officer of Capital Network, Inc., Santa Ana, California, a private holding company with interests in mining, real estate and technology. From January 1989 through August 1989, he was Chief Financial Officer for Triple Crown, Inc., Santa Ana, California, a publicly held company which provided telephone service to prison inmates. From January 1988 through January 1989, Mr. Abbondante was a Vice President of ABC Capital Markets, Inc., Santa Ana, California, a privately held investment banking firm. Mr. Abbondante holds a Bachelor of Arts degree from Fairleigh Dickenson University and a PhD in economics from Virginia Tech University. He also holds Series 7, 24 and 27 licenses to sell securities, as issued by the NASD. He devotes only such time as necessary to the business of the Company, which is expected to be approximately 5 to 10 hours per month.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

     Although the aforesaid persons have not as yet filed such reports, management has been advised that such reports will be filed within seven days of the date of the filing of this Form 10-KSB and that such reports will reflect no changes in the securities holdings of any person.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the year ended December 31, 1996 of the chief executive officer of the Company.

                                 SUMMARY COMPENSATION TABLE
                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                 Under-            All
Name                             Annual   Restricted   lying            Other
and                              Compen-     Stock    Options/  LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
__________  ____  ______  _____  ______    ________   _______  _______ ______
Joel                (1)
Feinberg    1995  $    0  $   0  $    0    $      0         0  $     0 $    0
President &
Director    1996  $    0  $   0  $    0    $      0         0  $     0 $    0
_________________________

<F1>

(1)        It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1996, except in the event the Company successfully consummates a business combination, of which there is no assurance.


     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during fiscal year 1996.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 1996.

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

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class             Owner               Ownership          Class
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

(a)  Exhibits

     EX-27     Financial Data Schedule

     The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on January 12, 1994 and are incorporated by reference herein:

     3.1  Certificate and Articles of Incorporation

     3.2  Bylaws

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 1996.

                           SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.

                                   COMSTOCK TAILINGS COMPANY,
INC.
                                   (Registrant)


                                   By:/s/ Joel Feinberg
                                      Joel Feinberg, President


                                   By:/s/ Suzanne Maisch

                                      Suzanne Maisch,
                                      Secretary-Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.




/s/ Joel Feinberg
Joel Feinberg, President
& Director


/s/ Suzanne Maisch
Suzanne Maisch, Secretary-Treasurer
& Director


/s/ Paul Abbondante
Paul Abbondante, Director

             COMSTOCK TAILINGS COMPANY, INCORPORATED

          Exhibit Index to Annual Report on Form 10-KSB
           For the Fiscal Year Ended December 31, 1996

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . .       29