Form 10QSB
period 1997-03-31
COMSTOCK TAILINGS CO INC
filed 1997-05-20
CIK 917558

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.


                           FORM 10-QSB

                      Quarterly Report Under
                the Securities Exchange Act of 1934

                 For Quarter Ended: March 31, 1997

                  Commission File Number: 0-23208

                        IRON HOLDINGS CORP.
           f/k/a COMSTOCK TAILINGS COMPANY, INCORPORATED
 (Exact name of small business issuer as specified in its charter)


            Nevada                              84-1251553
(State or other jurisdiction of               (IRS Employer
incorporation or organization)               Identification No.)


88-09 103rd Ave.
Ozone Park, New York                              11417
(Address of principal executive office)         (Zip Code)


                          (718) 323-4537
                   (Issuer's Telephone Number)



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X
No      .



The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1997, was 5,000,000 shares.






                   Page One of Fourteen Pages

                              PART I

ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 1997 are attached hereto.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

Overview

     Iron Holdings Corp. f/k/a Comstock Tailings Company, Incorporated, (the "Company"), was incorporated under the laws of the State of Nevada on May 13, 1988. On March 31, 1997, pursuant to the terms of an Agreement and Plan of Reorganization, the Company acquired all of the issued and outstanding securities of Iron Holdings Corp., a New York corporation, including its wholly owned subsidiary company, Iron Eagle Contracting & Mechanical, Inc. ("IECM"), in exchange for 4,500,000 "restricted" common shares of the Company. As a result, the Company was the surviving entity, with one wholly owned subsidiary company, IECM, which is the sole operating company as of the date of this report. As part of the terms of the aforesaid transaction, the Company amended its Articles of Incorporation, changing its name to its present name.

     IECM is a construction contractor engaged in pipe work, including gas and water mains, as well as steel installation, primarily for city and state infrastructure construction. It commenced operations in January 1996 and spent most of fiscal year 1996 bidding on potential jobs. It has also purchased and developed a tract of real estate in Ozone Park, New York, on which it has built five (5) two-family homes, four of which were sold during the three month period ended March 31, 1997.

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company and its subsidiary, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's consolidated results of operations for the three month period ended March 31, 1997.

Results of Operations

     Comparison of Results of Operations for the three month period ended March 31, 1997 and 1996.

     During the three month period ended March 31, 1997, the Company generated revenues of $2,520,706, compared to revenues of

$48,750 for the similar period in 1996, an increase of $2,471,996 (517%). The increase in revenues is as a result of the Company's concluding a number of sewer and gas main projects, which it had bid for during 1996, as well as the sale of four (4) of the five residential homes which the Company built. In 1996, the Company acquired undeveloped land in Ozone Park, Queens, New York, where it constructed five two-family homes. The cost of the acquisition was $320,000. The Company sold each of the four homes for $325,000 each. The total cost to the Company for both the land and materials necessary to complete construction was approximately $1,250,000.

     In the three month period ended March 31, 1997, costs of revenues was $2,123,480, compared to $39,002 for the similar period in 1996, an increase of $2,084,478 (544%). These costs included general and administrative expenses, as well as equipment and supplies necessary to allow the Company to complete construction of the aforesaid residential homes and complete the sewer and gas main projects discussed hereinabove. As a result, the Company generated net income of $110,047 for the three month period ended March 31, 1997, compared to a net loss of ($59,661) for the three month period ended March 31, 1996. As indicated above herein, the Company's business did not commence generating any material revenues during 1996.

Liquidity and Capital Resources

     Relating to the Company's assets and liabilities, cash increased from $195,668 at March 31, 1996, to $437,327 at march 31, 1997, as a result of successful operations.

     At March 31, 1997, the Company was obligated to pay outstanding short term loans of $594,106, including $117,485 to a related party, the Company's President, Anthony E. Gurino. This unsecured loan is due upon demand, without interest. Management believes that the officer is amenable to keeping the relevant note in place for the short term.

     The Company has several outstanding notes to unaffiliated parties. The Company has two notes collateralized by equipment, with an interest rate of approximately 10% per annum. These notes have monthly payments aggregating approximately $2,500 and are due April 1998 and June 1999, respectively.

     In addition, the Company has a loan agreement which provides for up to $600,000 of financing for working capital and asset acquisition. The 12% note payable is secured by substantially all of the assets of the Company. At March 31, 1997, the Company had $150,000 of borrowings against this loan.

     At March 31, 1997, the Company had a 6% note payable for $300,000 to an unaffiliated individual. The note is secured by a two family home that the Company has developed and is due June 1, 1997.

     Outstanding long term notes aggregating $1,334,001 are also owed to unaffiliated parties, including a note payable bearing interest at the prime rate, plus 1%. Principal is payable in five equal consecutive installments commencing January 1998 and ending January 2002. The note is secured by all of the issued and outstanding shares of Iron Eagle Contracting and Mechanical, Inc., the wholly owned subsidiary of the Company, as well as 150,000 shares of post-recapitalization common stock of the Company. The Company is current on all note payments.

     The Company's securities are currently not liquid. There is currently no market for the Company's securities; however, the Company has recently filed an application to list its securities on the OTC Bulletin Board and is presently engaged in responding to various comments and concerns expressed by the NASD relevant thereto. While no assurances can be provided, management believes that the Company's common stock will begin trading on the Bulletin Board in the very near future.

Trends

     In addition to its present businesses, management also intends to purchase and manage shopping centers in the New York City metropolitan area. Relevant thereto, the Company has had significant discussions to acquire the Lindenwood Shopping Center in Queens, N.Y. While there is no definitive agreement, the parties have agreed in principle to allow the Company to purchase this shopping center for a purchase price of $8,000,000, including a $400,000 down payment upon execution of the applicable contract, with the balance due at closing. In order to finance this acquisition, the Company has undertaken negotiations with Lehman Brothers Holdings, Inc., New York ("Lehman") wherein Lehman has agreed in principle to provide $6,000,000 in financing, representing 75% of the purchase price, to the Company. While no assurances can be provided, management expects that a written commitment for this financing will be executed by the end of May, 1997. However, in order for the Company to successfully consummate this acquisition, it will be necessary for the Company to seek out additional equity or subordinated debt capital. As of the date of this report and relevant thereto, the Company has had discussions with various investors who have agreed to provide such equity capital to the Company. However, the specific terms of this equity injection have not been reached and there can be no assurances that such an agreement will be reached with these parties, or any other parties in the future. Failure of the Company to obtain this equity capital will cause the Company to defer their plans to expand as described herein.

     Management of the Company intends to continue to seek bids for city and state sewer and gas main construction contracting work, as well as seek out opportunities in the home building industry.
It is anticipated that the Company's fifth residential home will sell during the next three month period following the date of this report. Additionally, management also intends to seek out acquisition opportunities of shopping centers and property management, as discussed hereinabove under "Liquidity and Capital Resources". Relevant thereto, it is expected that the Company will form another wholly owned subsidiary under which to operate these businesses. However, while management is optimistic of the Company's ability to expand as discussed, there can be no assurances that the Company will expand as described herein in the future, as there can be no assurances that the Company will be successful in obtaining the necessary financing in which to effect this expansion.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the three month period ended March 31, 1997.

                   PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS - None

     ITEM 2.  CHANGES IN SECURITIES - NONE

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     Effective March 31, 1997, all of the Company's shareholders executed a unanimous consent authorizing the merger of the Company with Iron Holdings Corp. a New York corporation. No proxy was disseminated to the Company's shareholders and no solicitation by any of the Company's management was utilized to obtain these consents.

     ITEM 5.  OTHER INFORMATION - NONE.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a)  Exhibits

          EX-27   Financial Data Schedule

     (b)  Reports on Form 8-K

     On or about March 24, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission, advising that the Company had entered into a letter of intent with Iron Holdings Corp. ("IHC"), a privately held New York corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of IHC, in exchange for issuance by the Company of previously unissued "restricted" common stock. IHC is a holding company for a wholly owned subsidiary company which is engaged in the business of acquisition and development of real estate holdings.

     The relevant terms of the transaction required the Company to issue to the IHC shareholders an aggregate of 4,500,000 "restricted" common shares, representing 90% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of IHC. This transaction closed on March 31, 1997.

Subsequent Event

     On or about April 15, 1997, the Company filed a report on Form 8-K, advising that the Company acquired all of the issued and outstanding securities of Iron Holdings Corp., ("IHC"), a New York corporation. The terms of the transaction involved the Company issuing an aggregate of 4,500,000 shares of its "restricted" common stock to the former shareholders of IHC in exchange for all of the issued and outstanding stock of IHC. IHC did not survive the transaction. The Company also changed its name to "Iron Holdings Corp."

     Pursuant to the terms of the Agreement the Company's officers and directors, Joel Feinberg, Suzanne Maisch and Paul Abbondante, resigned their respective positions in the Company and the following persons were appointed as new officers and/or directors of the Company:

                NAME                     OFFICE

          Anthony E. Gurino     Chief Executive Officer,
                                President and Corporate
                                Secretary, Director

          Angelo Gurino         Vice President, Treasurer
                                and Director

          Dennis Sommeso        Assistant Secretary
                                and Director

          Johanna Stanziale     Director

Additionally, the report also advised of the following: (i) Kish, Leake & Associates, P.C., the Registrant's independent accountant for the Registrant's two most recent fiscal years, resigned and were replaced with the accounting firm of Horton & Co., L.L.C., independent public accountants to audit the Registrant's fiscal year ended December 31, 1997, as well as future financial statements, to replace the firm of Kish, Leake & Associates, P.C.; and (ii) included the audited financial statements of Iron Holdings Corp. the New York corporation which merged with the Company as described hereinabove. The balance of the disclosure included in both the Form 8-K dated March 24, 1997 and April 15, 1997 are hereby incorporated by referenced thereto.

                            SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IRON HOLDINGS CORP., f/k/a
                         COMSTOCK TAILINGS COMPANY, INCORPORATED
                         (Registrant)


Dated: May 20, 1997      By:/s/ Anthony E. Gurino
                            Anthony E. Gurino, President


              IRON HOLDINGS CORP. AND SUBSIDIARY

             CONDENSED CONSOLIDATED BALANCE SHEET

                        March 31, 1997

Current asset:
   Cash                                           $     437,327
   Contract receivables                                 861,769
   Real estate under development                        255,550
   Costs and estimated earnings in excess
     of billings on uncompleted contracts               287,653
   Deferred tax asset                                    15,688
                                                  -------------
          Total current assets                        1,857,987
                                                  -------------
Property and equipment, net of
   accumulated depreciation                             245,597
                                                  -------------
Other assets:
   Goodwill                                             229,098
   Restrictive covenant                                 230,000
   Other deferred charges                                77,068
                                                  -------------
                                                        536,166
                                                  -------------
                                                  $   2,639,750
                                                  =============
Current liabilities:
   Notes payable                                  $    450,000
   Current portion of long-term debt                    26,621
   Officers' loan payable                              117,485
   Accounts payable and accrued expenses               558,108
   Billing in excess of costs and estimated
     earnings on uncompleted contracts                  79,922
                                                  ------------
          Total current liabilities                  1,232,136
                                                  ------------
Long-term debt, net of current portion               1,334,001
                                                  ------------
Stockholders' equity:
   Common stock, par value $.001 per share
     500,000,000 shares authorized
     5,000,000 shares issued and outstanding             5,000
   Retained earnings                                    68,613
                                                  ------------
                                                        73,613
                                                  ------------
                                                  $  2,639,750
                                                  ============



              IRON HOLDINGS CORP. AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENT
            OF OPERATIONS AND ACCUMULATED DEFICIT

           Three months ended March 31, 1997 and 1996
                            Three months ended Three months ended
                              March 31, 1997     March 31, 1996
                              --------------     --------------
Contract revenues earned      $    2,520,706     $       48,750

Cost of revenues                   2,123,480             39,002
                              --------------     --------------

Gross profit                         397,226              9,748

Operating expenses                   179,710             69,409
                              --------------     --------------

Income (loss) before
  income taxes                       217,516            (59,661)
                              --------------     --------------

Income taxes:
  Current                              2,235                 --
  Deferred                           107,812                 --
                              --------------     --------------

                                     110,047                 --
                              --------------     --------------

Net income (loss)                    107,469            (59,661)

Accumulated deficit,
  beginning of period                (38,856)            (3,983)
                              --------------     --------------

Retained earnings
  (accumulated deficit),
  end of period               $       68,613            (63,644)

                              ==============     ==============

Earnings (loss) per share     $        0.015     $       (1.014)
                              ==============     ==============
Weighted average
  shares outstanding               4,500,000          4,500,000
                              ==============     ==============




              IRON HOLDINGS CORP. AND SUBSIDIARY

        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

           Three months ended March 31, 1997 and 1996
                                         Three months    Three months
                                            ended           ended
                                        March 31, 1997  March 31, 1996
                                        --------------  --------------
Cash flows from operating activities:
  Net income (loss)                     $      107,469  $      (59,661)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation                              15,594           9,806
      Amortization                              18,905           5,981
      Changes in assets and liabilities:
        Decrease (increase) in
          contract receivables                (267,203)        (48,750)
        Decrease (increase) in real
          estate under development             675,768         353,446
        Decrease (increase) in
          prepaid expenses                      65,767         (63,325)
        Decrease (increase) in costs and
          estimated earnings in excess
          of billings on uncompleted
          contracts                            (83,362)             --
        Decrease (increase) in deferred
          income taxes                         107,812              --
        Decrease (increase) in deposits        (34,705)         15,000
        Increase (decrease) in accounts
          payable and accrued expenses          52,266          92,931
        Increase (decrease) in billings
          in excess of costs and
          estimated earnings on
          uncompleted contracts                 79,922             --
                                        --------------  -------------

Net cash provided by (used in)
  operating activities                         738,233       (401,464)
                                        --------------  -------------
Cash flows from investing activities:
  Capital expenditures                              --         (7,754)
                                        --------------  -------------

Net cash provided by (used in)
  investment activities                             --         (7,754)
                                        --------------  -------------



Cash flows from financing activities:
  Deferred financing costs                     (20,525)            --
  Capital contribution                              --        250,000
  Advances from (repayments to) officers       120,985        (15,000)
  Proceeds from loan agreements                 38,700         98,309
  Principal payments under loan
    agreements                                (456,253)            --
                                        --------------  -------------
Net cash provided by (used in)
  financing activities                        (317,093)       333,309
                                        --------------  -------------
Net increase (decrease) in cash                421,140        (75,909)

Cash, beginning of period                       16,187        339,312
                                        --------------  -------------

Cash, end of period                     $      437,327  $     263,403
                                        ==============  =============


                       IRON HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Three-month period ended March 31,1997

1.   Unaudited Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

2.   Basis of Presentation

          Business combination

     On March 31, 1997, pursuant to the terms of a plan of merger, Comstock Tailings Company, Incorporated ("Comstock") acquired all of the outstanding common stock of Iron Holdings Corp. ("Old IHC") and its wholly-owned subsidiary, Iron Eagle Contracting & Mechanical, Inc. ("Iron Eagle"), in exchange for 4,500,000 unregistered shares of Comstock's common stock. As a result of the transaction, the former shareholders of Old IHC received shares representing an aggregate of 90% of Comstock's outstanding common stock, resulting in a change in control of Comstock. As a result of the merger, Comstock was the surviving entity, Old IHC (a holding company) ceased to exist and Iron Eagle (the operating company), became the wholly-owned subsidiary of Comstock. Simultaneously therewith, Comstock amended its articles of incorporation to reflect a change in Comstock's name to "Iron Holdings Corp. ("IHC"). References to the "Company" refer to IHC together with the predecessor companies, Old IHC and Iron Eagle.

     The acquisition of Iron Eagle has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, Iron Eagle is considered the acquiring entity. As a result, historical financial information for periods prior to the date of the transaction are those of Old IHC and Iron Eagle, its wholly-owned subsidiary. However, the capital structure of Iron Eagle has been retroactively restated to reflect the number of shares received by Old IHC shareholders in the acquisition and the Company's par value. Under purchase method accounting, balances and results of operations of IHC will be included in the accompanying consolidated financial statements from the date of the transaction, March 31, 1997. The Company recorded the assets and liabilities (excluding intangibles) at their historical cost basis which was deemed to approximate fair market value. The reverse acquisition is treated as a non-cash transaction except to the extent of cash acquired, since all consideration given was in the form of stock. Proforma results of operations (assuming the business combination had been effected on January 1, 1997) are not presented because IHC was inactive for the quarter ended March 31, 1997. As a result, proforma results of operations for the quarter ended March 31, 1997 would be no different than the historical statement of operations presented herewith.

          Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Old IHC and Iron Eagle for the quarter ended March 31, 1997 and of IHC effective with the date of the merger, March 31, 1997. Significant intercompany transactions and balances have been eliminated in consolidation.

          Earnings per share

     Earnings per share have been computed based on the weighted average number of common shares outstanding. For the three-month period prior to the reverse acquisition discussed in the business combination section of Note
     2 above, the number of common shares outstanding used in computing earnings per share is the number of common shares received by the shareholders of Old IHC in connection with such reverse acquisition (4,500,000 shares).

3.   History and Business Activity

     IHC was originally incorporated as Comstock Tailings Company Incorporated on May 13, 1988 under the laws of the State of Nevada. The name was changed to Iron Holdings Corp. concurrent with the business combination described in Note 2. Prior to such business combination, IHC had not engaged in any operations or generated any revenue.

     Old IHC was a holding company which had no operations and conducted business solely through its wholly-owned construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. Old IHC ceased to exist as a result of its merger with Comstock (Note 2).

     Iron Eagle is a construction contractor engaged in pipe work including gas and water mains as well as steel installation. Iron Eagle has also developed a tract of real estate in Ozone Park, New York, on which it has built five two-family homes. Four of those homes were sold during the quarter ended March 31, 1997.

4.   Commitments & Contingencies

          Purchase of shopping center

     The Company is negotiating the purchase of a shopping center located in Queens, New York and designated as the "Lindenwood Shopping Center". Although the Company has not executed a Contract of Sale with the owner of such shopping center, it has agreed in principal to a purchase price of $8,000,000 which includes a $400,000 down payment upon signing and the balance of $7,600,000 payable at closing. To date, the Company has not received a commitment to finance the acquisition.