Form 10KSB
period 1997-06-30
IRON HOLDINGS CORP
filed 1997-10-10
CIK 917558

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-KSB

     (Mark One)
     [ ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

     [x] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

 For the transition period from January 1, 1997 to June 30, 1997

                   Commission File No. 0-23208

                        IRON HOLDING CORP.
          (Name of small business issuer in its charter)

          Nevada                               84-1251553
(State or other jurisdiction of             (I.R.S. Employer
Incorporation or Organization)            Identification Number)

                          88-90 103rd Ave.
                      Ozone Park, N.Y. 11417
                          (718) 323-4537
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year: $ 3,722,546 (six month period)

                (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 29, 1997:
$6,000,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 25, 1997 there were 6,000,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: Form 8-K dated June 2, 1997 and Form 8-K dated July 21, 1997, each of which is incorporated into this Form 10-KSB by reference thereto.

            This Form 10-KSB consists of forty pages.
             Exhibit Index is Located at Page 39.

                      TABLE OF CONTENTS

                  FORM 10-KSB ANNUAL REPORT

                     IRON HOLDINGS CORP.

                                                             PAGE

Facing Page
Index
PART I
Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................         8
Item 3.    Legal Proceedings...........................         8
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         8

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         9
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         9
Item 7.    Financial Statements........................        12
Item 8.    Changes in and Disagreements With
               Accountants on Accounting
               and Financial Disclosure................        32

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.......        32
Item 10.   Executive Compensation......................        34
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        36
Item 12.   Certain Relationships and Related
               Transactions............................        36

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        37


SIGNATURES.............................................        38

EXHIBIT INDEX .........................................        39

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

     Iron Holdings Corp. (the "Company" or "Company") was incorporated under the laws of the State of Nevada on May 13, 1988, under the name Comstock Tailings Company, Incorporated, for the purpose of engaging in the acquisition and development of minerals, metals and other natural resource products and the related operations applicable to such activities. Until September 1993 and other than issuing shares to its original shareholders, the Company never commenced activities relating to its original business purpose. In September 1993, the Board of Directors of the Company elected to change the Company's principal business purpose to a "shell" corporation engaged in seeking out and acquiring another business entity or opportunity. Applicable thereto, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission on or about January 12, 1994, which registration statement became effective in August 1994.

     Relevant thereto, on or about March 31, 1997, the Company successfully consummated a merger with Iron Holdings Corp. ("Old IHC"), a New York corporation. The terms of the transaction involved the Company issuing an aggregate of 4,500,000 shares of its "restricted" common stock to the former shareholders of Old IHC in exchange for all of the issued and outstanding stock of Old IHC. Old IHC did not survive the transaction. The Company also changed its name to its present name. As a result of this transaction, current management of the Company assumed their respective positions, replacing all of former management. See "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons." Upon assuming their positions, current management did elect to change the Company's fiscal year from December 31, to June 30, in order to establish continuity between Old IHC and the Company's financial reporting requirements.

     Old IHC was incorporated on October 3, 1996 in the State of New York. Effective January 1997, it acquired all of the shares of Iron Eagle Contracting and Mechanical, Inc. It operated all of its business through this subsidiary, which business is construction contracting engaged in pipe work including gas and water mains as well as steel installation, primarily in the New York City metropolitan area. As a result of the reorganization described above herein, Old IHC ceased to exist following the merger.

Business

     The Company is now a holding company for three wholly owned subsidiary companies, including Iron Eagle Contracting and Mechanical, Inc., a New York corporation ("IECM"), which was acquired in January 1997. IECM is engaged in the development and construction of projects in the New York Metropolitan area and is presently involved in various real estate projects and utility and mechanical projects with the New York City Department of Transportation ("NYCDOT"), the New York City Department of Environmental Protection ("NYCDEP"), the New York State Office of General Services ("NYSOGS"), Nassau County, and other city, county and local municipalities in the New York area, ranging in scope from basic water main installations to the replacement of sludge cake belts to the reconstruction of sluice gate operators and telemetry systems to construction of pre-engineered buildings and remodeling of existing buildings.

     In addition to continuing to submit competitive bids on NYCDOT, NYCDEP, New York City Department of Parks and Recreation, and New York and New Jersey Port Authority contracts as well as other projects in the New York area on a sub-contract basis, the Company intends to purchase and invest in commercial real estate in the New York area.

     The Company will continue to bid on NYCDOT, NYCDEP, New York
City Department of Parks and Recreation, and New York and New
Jersey Port Authority contracts as well as bid on jobs as a subcontractor in specific fields.

     During the 12 month period preceding the date of this report, the Company has successfully undertaken three major construction projects, including (i) an approximate $1.5 million project undertaken with the New York Parks Dept. renovating Baisley Park in Jamaica, Queens, which project is anticipated to be completed on or about October 31, 1997; (ii) an approximate $1.7 million project with the New York City Dept. of Environmental Protection ("DEP"), where the Company is revamping and resurfacing streets in Bayside, Queens, N.Y. anticipated to be completed October 31, 1997; and
(iii) Bethpage Fire Academy, where the Company built a fire house training center for a price of $434,000.

     The Company has also been awarded bids to complete the Ward Island, N.Y. sewer treatment plant, a $389,000 project which commenced in September 1997. Additionally, the Company was awarded a $1.1 contract by the DEP to install a sluice gate in the existing sewer treatment facility in order to regulate the flow of sewer treatment through the system. It is anticipated that this project will commence on or about November 1, 1997.

     The Company has two additional wholly owned subsidiary companies, L.W. Plaza Realty Corp. and Tahoe Realty Corp., each a New York corporation and neither of which is presently active. It is anticipated that these corporations will be engaged in real estate acquisition, development and management activities, as described hereinbelow.

     As stated above, the Company intends to purchase real estate. In September 1997, Tahoe Realty Corp. ("Tahoe"), entered into a contract to purchase vacant land in Queens, N.Y. consisting of approximately two acres. The purchase price is $400,000 and closing is anticipated to occur in late October or the beginning of November 1997. Upon closing of the purchase, it is the intention of the Company to build, rent and manage a 45 unit apartment complex on this property. As of the date of this report, management is attempting to secure financing for the construction of this project, but the Company has not received any commitment therefor; however it is anticipated that such a commitment will be obtained prior to the proposed closing date. Construction of these rental income properties are anticipated to commence in March 1998. No assurances can be provided that this transaction will be consummated, or that the Company will obtain the necessary construction financing necessary to construct the apartment complex. Further, if the complex is so completed, there can be no assurances that the project will be profitable.

     In August 1997, the Company also executed a contract to purchase the Lindenwood Shopping Center located in Lindenwood, Queens. This contract was subsequently extended on September 29, 1997. The proposed purchase price is Eight Million Dollars ($8,000,000) and the Company has tendered escrow funds of $400,000 pursuant to the terms of the relevant contract. The balance of the closing price is scheduled to be tendered on or about December 31, 1997. Relevant thereto, as of the date of this report the Company has received a verbal commitment to provide funding of $6 million from Holiday, Fenoglio & Monte, a leading NY based financial institution, to allow the Company to consummate this acquisition. However, there can be no assurances that the Company will receive the financing necessary to close this acquisition, or that this acquisition will close.

     The Lindenwood property is improved with a one and partial two-story, free standing, retail neighborhood center. The neighborhood center contains a gross building area of 56,560 square feet and a net rentable area of 55,720 square feet and was constructed circa 1961. The improvements are situated on approximately 138,000 square feet of R-5 (CI-2 Commercial) zoned land located in the Howard Beach area of Queens, New York. The Lindenwood Shopping Center's current use as a retail neighborhood center is the preferred use for the property. This conclusion is based on the historical and current economic trends and what management believes is the demand for retail space in the Howard Beach area, as well as the conformity of the property to neighborhood buildings. The property does not have any natural, cultural, recreational or scientific use.

     In 1996, Old IHC acquired undeveloped land in Ozone Park, Queens, New York, where it constructed five two-family homes. The cost of the land acquisition was $320,000. As of the date of this report, the Company has sold all five of these homes, one for $330,000, one for $320,000 and three for $325,000 each. The fifth home was sold subsequent to the fiscal year ended June 30, 1997, and the proceeds derived from this sale are not reflected in the financial statements included herein. The total cost to the Company for both the land and materials necessary to complete construction of all five homes was approximately $1,200,000.

     Effective April 21, 1997, the Company issued options to purchase an aggregate of 2,800,000 shares of its common stock in favor of Anchor Capital Management, Ltd. ("Anchor"), a corporation organized under the laws of the Turks & Caicos Islands, with its principal place of business located at Suite D18, Market Place, Providenciales, Turks and Caicos Islands, B.W.I. The Company has relied upon the exemption from registration provided under Regulation S, as promulgated under the Securities Act of 1933, as amended, in issuing said options, as well as in expectation of Anchor exercising all or any portion of its options.

     In consideration for the issuance of the stock options referenced above, the Company received consideration totalling $28,000 (US). The exercise price of each option was established at $1.50 per share, which was arrived at through arms length negotiations between the Company and Anchor, as the Company's common stock was not trading as of the date the option was issued. As of the date of this report, Anchor has exercised options to purchase 687,000 shares of the Company's common stock pursuant to the agreements, providing the Company with a net aggregate of $1,030,500 in proceeds from the exercise of the options. The remaining options are set to expire on October 21, 1997.
Management is unaware of Anchor's intention to exercise any additional options granted to it.

Employees

     The Company presently has five (5) employees, including its President and Secretary, Anthony Gurino, its Vice President and Treasurer, Angelo Gurino, and its Assistant Secretary, Dennis Sommeso. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act." The Company also employs two administrative assistants. Further, the Company employs additional persons on an "as needed" basis, depending upon the number of projects in which the Company is involved. Many of these persons are retained on a contractor basis. Management believes that its relationship with its employees is satisfactory. No employee is a member of any union.

Competition

     The Company competes with publicly and privately held companies in the utility and mechanical construction business and in the development of commercial real estate projects. There are numerous other entities engaged in these types of business endeavors who have greater resources, both financial and otherwise, than the resources presently available to the Company.

Trademarks

     The Company does not utilize any trademarks or patent rights in its business.

Government Regulations

     The Company is subject to certain governmental regulations relating to obtaining construction permits for its construction activities. To date, management believes that the Company is in full compliance with all applicable regulations. The Company is not subject to any other extraordinary governmental regulations.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company presently leases approximately 1,000 square feet of executive office space at 88-09 103rd Avenue, Ozone Park, New York. This space also includes a 4,000 square foot yard for equipment and other storage, at an aggregate cost of $750 per month pursuant to a month-to-month verbal lease. It is anticipated that the Company's present premises will be adequate to meet the Company's needs for the foreseeable future. The Company's telephone number is (718) 323-4537 and facsimile number is (718) 323-6932.

     Other Property. The Company has a contract to purchase vacant land in Queens, N.Y., where it intends to construct, rent and manage a 45 unit apartment complex. As of the date of this report, this contract has not closed and there can be no assurances that it will close in the future. See "Item 1. DESCRIPTION OF BUSINESS" for a more detailed description of this proposed transaction, as well as other potential acquisitions which the Company may undertake in the future. The Company owns no other property.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In March 1997, the shareholders of the Company approved the merger between the Company and Old IHC, by unanimous consent. They also authorized an amendment to the Articles of Incorporation of the Company changing the name of the Company to "Iron Holdings Corp." and authorized the filing of a further amendment to the Articles of Incorporation to authorize 25,000,000 shares of Preferred Stock, par value $.01 per share.

                           PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. The Company's common stock was approved for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers on June 26, 1997. Prior to that date none of the Company's securities were traded. The initial price of the Company's common stock at June 26, 1997 was $1.00 bid, $1.50 asked. As of September 29, 1997, the Company's common stock was trading at $3.94 bid, $4.06 asked.

     (b) Holders.  There are 14 holders of the Company's Common
Stock, not including those persons who held their stock in "street name."

     (c) Dividends. The Company has not paid any dividends on its Common Stock since its inception. The Company does not foresee that the Company will have the ability to pay a dividend on its Common
Stock in the fiscal year ended June 30, 1998.

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

     IECM is a construction contractor engaged in pipe work, including gas and water mains, as well as steel installation, primarily for city and state infrastructure construction. IECM commenced operations in January 1996 and spent most of fiscal year 1996 bidding on potential jobs. It has also purchased and developed a tract of real estate in Ozone Park, New York, on which it has built five (5) two-family homes, four of which were sold prior to June 30, 1997.

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company and its one active subsidiary, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's consolidated results of operations for the six month period ended June 30, 1997. Only six months of operations are presented

Results of Operations

     Comparison of Results of Operations for the period December 7, 1995 (inception) through June 30, 1996 of IECM, the Company's predecessor, to the six month period commencing January 1, 1997 and ended June 30, 1997 of the Company.

     The Company's predecessor company, IECM, was incorporated on December 7, 1995, but did not commence operations until January, 1996. During the six month period ended June 30, 1996, IECM generated revenues of $384,500, compared to the Company's revenues for the six month period ended June 30, 1997, of $3,722,546, an increase of $3,338,046 (968%). Of the aggregate revenues generated by the Company during the six month period ended June 30, 1997, $2,405,096 were from construction projects, with the balance ($1,317,450) derived from the sale of four of the Company's five original residential homes. This significant increase in revenues can best be explained by the fact that IECM generated its revenues during the period ended June 30, 1996 only from contracting jobs, while the Company's revenues were derived from both construction revenue and the sales of developed residential real estate. See
Item 1, "Business" for a more detailed description of the Company's residential home development. Further, it should be noted that IECM was in the development stage immediately subsequent to its inception, which required the Company to go out and obtain bids for construction jobs and then thereafter, complete each job. During the period ended June 30, 1997, the Company had already been in existence for a period of time, had jobs lined up to complete and had further developed a reputation within its industry, which allowed management to generate additional revenues.

     Cost of revenues was $308,553 at June 30, 1996, compared to $3,427,570 at June 30, 1997, an increase of $3,389,017 (1110%), due in part costs applicable to the four residential homes sold ($917,766). However, costs of revenues applicable to the construction jobs ($2,509,804) exceeded the aggregate revenues generated by the Company from these projects because of low profit margins on the construction contracts obtained through competitive bid. These profits were further reduced because of unforeseen start-up costs necessitated by the significant ramp-up in construction activity.

     Operating expenses for the six month period ended June 30, 1996 were $237,190, compared to $289,404 at June 30, 1997, an increase of $52,214 (22%), primarily due to increased salaries for officers and office employees. As a result, the Company had a net loss for the six month period ended June 30, 1997, of $(40,642) as compared to a net loss for the six months ended June 30, 1996, of $(167,932), inclusive of income tax liabilities.

Liquidity and Capital Resources

     Relating to the Company's assets and liabilities, cash decreased from $195,668 at June 30, 1996, to $164,977 at June 30,
1997, as a result of cash used in investing activities partially offset by cash provided by financing activities.

     The Company has several outstanding notes to unaffiliated parties. The Company has two notes collateralized by equipment, with an interest rate of approximately 10% per annum. These notes have monthly payments aggregating approximately $2,500 and are due April 1998 and June 1999, respectively.

     In addition, the Company has a loan agreement which provides for up to $600,000 of financing for working capital and asset acquisition. The 12% note payable is secured by substantially all of the assets of the Company. At June 30, 1997, the Company had $75,000 of borrowings against this loan.

     At June 30, 1997, the Company had a 6% demand note payable for $300,000 to an unaffiliated individual. The note was secured by a two family home that the Company developed. As of the date of this report, the Company has paid off this loan.

     Outstanding long term notes aggregating $1,312,500 are also owed to unaffiliated parties, including a note payable which arose from the acquisition of Old IHC's acquisition of IECM, which bears interest at the prime rate, plus 1%. Principal is payable in five equal consecutive installments commencing January 1998 and ending January 2002. See "Item 1. DESCRIPTION OF BUSINESS - History." In the event the Company completes a public or private offering of its securities during the principal term of this note, it is obligated to prepay the lesser of $500,000 or the remaining balance. Upon completion of a second offering, all balances would become due. As a result of the private financing undertaken by the Company described in Item 1, above herein, the Company reached an agreement with the holder of this note, wherein the Company paid $212,500 towards the principal balance of this note. In addition, all interest accrued to date under the obligation was paid in full.
The holder of the note has indicated a willingness not to call the remaining balance of $287,500 that would have been due upon completion of the Company's initial private securities offering, pending completion of a final financing plan. The note is secured by all of the issued and outstanding shares of IECM, a wholly owned subsidiary of the Company, as well as 150,000 shares of post-recapitalization common stock of the Company. The Company is current on all note payments.

Trends

     Management of the Company intends to continue to seek bids for city and state sewer and gas main construction contracting work, as well as seek out opportunities in the home building industry. Additionally, management also intends to seek out acquisition opportunities of shopping centers and property management, as discussed hereinabove under "Liquidity and Capital Resources." However, in order to do so, it will be necessary for the Company to raise additional capital, either debt or equity, in order to successfully acquire these additional assets. Management has had preliminary discussions with various investment bankers concerning this issue, but as of the date of this report no commitments to raise additional funds have been provided to the Company. While management is optimistic of the Company's ability to expand as discussed, there can be no assurances that the Company will expand as described herein in the future, as there can be no assurances that the Company will be successful in obtaining the necessary financing with which to effect this expansion.

     Additionally, relevant to the Company's real estate development activities, management anticipates that the Company's revenues and earnings will experience various "peaks and valleys" as a result of project development costs. During the period when construction begins on a project the Company will incur significant costs applicable to such construction, without receiving any revenues to offset these costs until such time as the project is completed and revenues from the sale of interests in these projects occur, of which there can be no assurance.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the six month period ended June 30, 1997.

ITEM 7.  FINANCIAL STATEMENTS

                             IRON HOLDINGS CORP.
                              AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page

Independent Auditors' Report                                               F-2

Consolidated balance sheet as of June 30, 1997                       F-3 - F-4

Consolidated statements of operations for the six-month period ended June 30, 1997, and for the period October 3, 1996
   (date of incorporation) through December 31, 1996, and of
   its predecessor, Iron Eagle Contracting and Mechanical, Inc.
   for the period December 7, 1995 (date of incorporation)
   through October 2, 1996                                                 F-5

Consolidated statements of stockholders' equity (deficit) for the six-month period ended June 30, 1997, and for the period October 3,
   1996 (date of incorporation) through December 31, 1996, and of its predecessor, Iron Eagle Contracting and Mechanical, Inc. for the
   period December 7, 1995 (date of incorporation) through October 2,
   1996                                                                    F-6

Consolidated statements of cash flows for the six-month period ended
   June 30, 1997, and for the period October 3, 1996 (date of incorporation) through December 31, 1996, and of its predecessor, Iron Eagle Contracting and Mechanical, Inc., for the period
   December 7, 1995 (date of incorporation) through October 2, 1996  F-7 - F-8

Notes to consolidated financial statements                          F-9 - F-19

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Iron Holdings Corp. and subsidiaries
Ozone Park, New York


We have audited the accompanying consolidated balance sheet of Iron Holdings Corp. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the six-month period ended June 30, 1997, and for the period October 3, 1996 (date of incorporation) through December 31, 1996. We have also audited the statements of operations, stockholders' equity (deficit) and cash flows of its predecessor, Iron Eagle Contracting and Mechanical, Inc., for the period December 7, 1995 (date of incorporation) through October 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Holdings Corp. and subsidiaries as of June 30, 1997, and the results of its consolidated operations and its consolidated cash flows for the six-month period ended
June 30, 1997, and for the period October 3, 1996 (date of incorporation) through December 31, 1996, and the operations and cash flows of its predecessor, Iron Eagle Contracting and Mechanical, Inc., for the period December 7, 1995 (date of incorporation) through October 2, 1996, in conformity with generally accepted accounting principles.


                                                     HORTON & COMPANY, L.L.C.


Wayne, New Jersey
August 11, 1997, except for Note 12, as to which the date is September 26, 1997




                              IRON HOLDINGS CORP.
                               AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 June 30, 1997


                                    ASSETS


Current assets:
   Cash and cash equivalents                                       $   164,977
   Contract receivables                                              1,075,425
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                            262,204
   Real estate under contract                                          274,138
   Prepaid expenses and other assets                                    88,264
   Deferred tax asset                                                   25,000
                                                                   -----------

          Total current assets                                       1,890,008
                                                                   -----------
Property and equipment, at cost:
   Construction and transportation equipment                           310,210
   Office furniture and equipment                                       34,794
                                                                   -----------
                                                                       345,004
   Less accumulated depreciation                                        86,488
                                                                   -----------
                                                                       258,516
                                                                   -----------
Other assets:
   Intangibles                                                         573,482
   Security deposits                                                    12,505
   Deferred income taxes                                               121,255
                                                                   -----------
                                                                       707,242
                                                                   -----------
                                                                   $ 2,855,766
                                                                   ===========













                See notes to consolidated financial statements

                                      F-3







                              IRON HOLDINGS CORP.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                 June 30, 1997


                     LIABILITIES AND STOCKHOLDERS' DEFICIT



Current liabilities:
   Notes payable                                                    $ 425,000
   Current portion of long-term debt from business combination        262,500
   Current portion of long-term debt                                   25,032
   Accounts payable and accrued expenses                              989,983
   Deposits                                                            73,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                            11,453
   Officer's loan payable                                              66,500
                                                                   ----------
          Total current liabilities                                 1,853,468


Long-term debt from business combination, net of current portion    1,050,000
Long-term debt, net of current portion                                 17,864
                                                                   ----------
                                                                    2,921,332
                                                                   ----------

Stockholders' deficit:
   Common stock, par value $ .001 per share
       500,000,000 shares authorized
       5,000,000 shares issued and outstanding                          5,000
   Additional paid-in capital                                          28,000
   Accumulated deficit                                               ( 98,566)
                                                                   ----------

                                                                     ( 65,566)
                                                                   ----------

                                                                   $2,855,766
                                                                   ==========










                See notes to consolidated financial statements








                              IRON HOLDINGS CORP.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Predecessor
                                    Six-month    October 3, 1996  December 7, 1995
                                   period ended     through           through
                                  June 30, 1997 December 31, 1996  October 2, 1996
                                  ------------- ----------------- ----------------
Revenues:
   Construction revenues earned     $2,405,096      $  462,153        $ 981,230
   Sales of developed real estate    1,317,450               -                -
                                    ----------      ----------        ---------

                                     3,722,546         462,153          981,230
                                    ----------      ----------        ---------
Cost of revenues:
   Construction costs                2,509,804         415,697          781,059
   Costs of developed real estate      917,766               -                -
                                    ----------      ----------        ---------

                                     3,427,570         415,697          781,059
                                    ----------      ----------        ---------

Gross profit                           294,976          46,456          200,171

Operating expenses                     289,404         162,420          414,182
                                    ----------      ----------        ---------

Income (loss) from operations            5,572        (115,964)        (214,011)

Interest expense                       (57,769)        (31,360)          (8,365)
                                    ----------      ----------        ---------

Loss before income taxes               (52,197)       (147,324)        (222,376)

Deferred income tax benefit             11,555          89,400           45,300
                                    ----------      ----------        ---------

Net loss                           $   (40,642)     $  (57,924)       $(177,076)
                                   ===========      ==========        =========


Loss per share                     $     (.009)     $    (.013)      $    (.039)
                                   ===========      ==========       ==========







                See notes to consolidated financial statements

                                      F-5









                              IRON HOLDINGS CORP.
                               AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         For the six-month period ended June 30, 1997, and for the period
      October 3, 1996 (date of incorporation) through December 31, 1996, and of its predecessor, Iron Eagle Contracting and Mechanical, Inc. for the period
         December 7, 1995 (date of incorporation) through October 2, 1996

                                                            Additional
                                           Common Stock       Paid-In    Accumulated
                                          Shares    Amount    Capital      Deficit
                                         ---------  ------   ----------  ----------
Common stock issued at inception, as
   restated for reverse acquisition
   accounting                            4,500,000  $4,500   $1,245,500  $       -

Net loss for the period December 7, 1995
   through October 2, 1996                       -       -            -    (177,076)
                                         ---------  ------   ----------  ----------

Balances, October 2, 1996                4,500,000   4,500    1,245,500    (177,076)

Recapitalization for purchase business
   combination, October 3, 1996                  -       -   (1,245,500)    177,076

Net loss for the period October 3, 1996
   through December 31, 1996                     -       -            -     (57,924)
                                         ---------  ------   ----------  ----------

Balances, December 31, 1996              4,500,000   4,500            -     (57,924)

Common stock issued
  in reverse acquisition                   500,000     500            -           -

Stock options exercised                          -       -       28,000           -

Net loss for the period January 1, 1997
   through June 30, 1997                         -       -            -     (40,642)
                                         ---------  ------   ----------  ----------

Balances, June 30, 1997                  5,000,000  $5,000   $   28,000  $  (98,566)
                                         =========  ======   ==========  ==========







                See notes to consolidated financial statements

                                      F-6


                              IRON HOLDINGS CORP.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Predecessor
                                             Six-month   October 3, 1996  December 7, 1995
                                           period ended     through            through
                                          June 30, 1997 December 31, 1996  October 2, 1996
                                          ------------- ----------------- ----------------
Net loss                                    $  (40,642)   $    (57,924)    $     (177,076)
                                            ----------    ------------     --------------
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Amortization                                 38,489          18,905             55,856
   Depreciation                                 32,437          15,762             38,289
   Changes in assets and liabilities, net of
    effects of business combination:
     Decrease (increase) in contract
      receivables                             (480,859)         64,051           (601,976)
     Decrease (increase) in costs and
      estimated earnings in excess of
      billings on uncompleted contracts        (57,913)       (204,291)                 -
     Decrease (increase) in real estate
      under contract                           657,180        (374,492)          (556,826)
     Decrease (increase) in prepaid
      expenses and other assets                (49,997)              -            (65,997)
     Decrease (increase) in deferred
      tax asset                                (11,555)        (89,400)           (45,300)
     Decrease (increase) in security deposits   (6,905)         (4,400)            26,300
     Increase (decrease) in accounts
      payable and accrued expenses             418,873         242,775            293,334
     Increase (decrease) in billings
      in excess of costs and estimated
      earnings on uncompleted contracts         11,453               -                  -
      Increase (decrease) in deposits           73,000               -                  -
                                            ----------    ------------     --------------
     Total adjustments                      624,203        (331,090)          (856,320)
                                            ----------    ------------     --------------
     Net cash provided by (used in)
         operating activities                  583,561        (389,014)        (1,033,396)
                                            ----------    ------------     --------------
Cash flow from investing activities:
   Capital expenditures                        (29,762)              -            (81,747)
   Intangible expenditures                     (51,730)              -                  -
                                            ----------    ------------     --------------
     Net cash used in investing activities     (81,492)              -            (81,747)
                                            ----------    ------------     --------------
Cash flows from financing activities:
   Principal payments under loan agreements    (11,479)         (6,099)           (11,108)
   Principal payments on notes payable        (550,000)              -                  -
   Proceeds from notes payable                 117,200         407,800                  -
   Proceeds from loan agreement                      -               -            432,892
   Capital contribution from parent company          -           3,500            750,000
   Proceeds from issuance of stock options      28,000               -                  -
   Advances from officer                        63,000               -                  -
                                            ----------    ------------     --------------
     Net cash provided by (used in)
          financing activities                (353,279)        405,201          1,171,784
                                            ----------    ------------     --------------
Net increase in cash and cash equivalents      148,790          16,187             56,641
Cash and cash equivalents, beginning
  of period                                     16,187               -                  -
                                            ----------    ------------     --------------
Cash and cash equivalents, end of period    $  164,977    $     16,187     $       56,641
                                            ==========    ============     ==============

                See notes to consolidated financial statements

                                      F-7

                             IRON HOLDINGS CORP.
                              AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six-month period ended June 30, 1997, and for the period
       October 3, 1996 (date of incorporation) through December 31, 1996, and of its predecessor, Iron Eagle Contracting and Mechanical, Inc., for the period December 7, 1995 (date of incorporation) through October 2, 1996




1.   Summary of significant accounting policies

     This summary of significant accounting policies of Iron Holdings Corp. and subsidiaries (the "Company") is presented to assist in understanding the financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

          Use of estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Basis of presentation

     On March 31, 1997, pursuant to the terms of a plan of merger, Comstock Tailings Company, Incorporated ("Comstock") acquired all of the outstanding common stock of Iron Holdings Corp. ("Old IHC") and its wholly-owned subsidiary, Iron Eagle Contracting & Mechanical, Inc. ("Iron Eagle"), in exchange for 4,500,000 unregistered shares of Comstock's common stock. As a result of the transaction, the former shareholders of Old IHC received shares representing an aggregate of 90% of Comstock's outstanding common stock, resulting in a change in control of Comstock. As a result of the merger, Comstock was the surviving entity, Old IHC (a holding company) ceased to exist and Iron Eagle (the operating company) became the wholly-owned subsidiary of Comstock. Simultaneously therewith, Comstock amended its articles of incorporation to reflect a change in Comstock's name to Iron Holdings Corp. ("IHC"). References to the "Company" refer to IHC together with the predecessor companies, Old IHC and Iron Eagle.

     The acquisition of Iron Eagle has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, Iron Eagle is considered the acquiring entity. As a result, historical financial information for periods prior to the date of the transaction are those of Iron Eagle or of Old IHC and Iron Eagle, its wholly-owned subsidiary. However, the capital structure of Iron Eagle has been retroactively restated to reflect the number of shares received by Old IHC shareholders in the acquisition and the Company's par value. Under purchase method accounting, balances and results of operation of IHC will be included in the accompanying consolidated financial statements from the date of the transaction, March 31, 1997. The Company recorded the assets and liabilities (excluding intangibles) at their historical cost bases which was deemed to approximate fair market value. The reverse acquisition is treated as a non-cash transaction except to the extent of cash acquired, since all consideration given was in the form of stock. Proforma results of operations (assuming the business combination had been effected on January 1, 1997) are not represented because IHC was inactive for the quarter ended March 31, 1997. As a result, proforma results of operations for the quarter ended March 31, 1997, would be no different than the historical statement of operations presented herewith.

     Effective October 3, 1996, Old IHC acquired Iron Eagle Contracting and Mechanical, Inc. ("Iron Eagle") in a business combination accounted for as a purchase. The results of operations of Iron Eagle is included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was $1,312,500, which exceeded the fair value of the net assets of Iron Eagle by $239,576.
     The excess is being amortized on the straight-line method over ten years. As the predecessor company, the results of operations of Iron Eagle have also been presented for the period prior to its acquisition by Old IHC.

     The following information is the statement of operations of Iron Eagle Contracting and Mechanical, Inc. (the predecessor) for the six-month period ended June 30, 1996:

          Construction revenues earned                   $ 384,500

          Construction costs                               308,553
                                                         ---------
          Gross profit                                      75,947

          Operating expenses                               233,252
                                                         ---------
          Loss from operations                            (157,305)

          Interest expense                                   6,689
                                                         ---------
          Net loss                                       $(163,994)
                                                         =========

          Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Iron Holdings Corp. ("IHC") for the six-month period ended June 30, 1997, and for the period October 3, 1996 (date of incorporation) through December 31, 1996, and of its wholly-owned subsidiary, Iron Eagle Contracting and Mechanical, Inc. ("Iron Eagle"), for the six-month period ended June 30, 1997, the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 (date of incorporation) through October 2, 1996. Intercompany transactions and balances have been eliminated in consolidation.

          History and business activity

     IHC was originally incorporated as Comstock Tailings Company
     Incorporated on May 13, 1988, under the laws of the State of Nevada.
     The name was changed to Iron Holdings Corp. concurrent with the business combination described above. Prior to such business combination, IHC had not engaged in any operations or generated any revenue.

     Old IHC was incorporated in the State of New York on October 3, 1996. Effective October 3, 1996, it acquired all the shares of Iron Eagle in a business combination described above. Iron Eagle Contracting and Mechanical, Inc. was incorporated on December 7, 1995, and began operations on December 29, 1995.

     Old IHC was a holding company which had no operations and conducted business solely through its wholly-owned construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. Old IHC ceased to exist as a result of its merger with Comstock.

     Iron Eagle is a construction contractor engaged in pipe work including gas and water mains as well as steel installation. The subsidiary operates in the New York City metropolitan area. The Company has also developed a tract of real estate in Ozone Park, New York, on which it built five two-family homes. Four of these homes were sold during the six-month period ended June 30, 1997.

     On February 18, 1997, Iron Holdings Corp. incorporated a wholly-owned subsidiary, LW Plaza Realty Corp. The subsidiary is inactive and has not engaged in any operations or generated any revenue.

          Construction revenue and cost recognition

     Revenue from construction contracts is recognized on the percentage-of-completion method measured by the percentage of costs incurred to date to estimated total costs for each contract.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in
     which the revisions are determined.   Profit incentives are included in
     revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. General and administrative costs are charged to expense as incurred.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents amounts billed in excess of revenues earned.

          Cash equivalents

     Cash equivalents include money market accounts and any highly-liquid debt instruments purchased with an original maturity of three months or less.

          Fair value of financial instruments

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying value of all financial instruments, including long-term and short-term debt, cash and temporary cash investments, approximates their fair value at year end.

          Concentration of credit risk and major contracts

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and contract receivables.

     At June 30, 1997, the Company had cash balances with a bank which were $61,415 in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. In addition, there is off-balance sheet risk to the extent of outstanding checks. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

     The Company's policies generally do not require collateral to support contract receivables. At June 30, 1997, two contract receivables represent approximately 52% and 28% of the Company's contract receivables. For the six-month period ended June 30, 1997, the Company derived revenues from four contracts that individually represented approximately 50%,17%,16% and 11% of total contract revenues. For the period October 3, 1996 through December 31, 1996, the Company derived revenues from four contracts that individually represented approximately 32%, 19%, 16% and 11% of total contract revenues. For the period December 7, 1995 through October 2, 1996, the Company derived all of its revenues from two contracts.

     An officer of Iron Holdings Corp. is also an officer of another company which has awarded contracts to Iron Eagle. Revenue derived from such contracts awarded to Iron Eagle were $287,315 and $433,000 for the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 through October 2, 1996, respectively.

          Real estate under contract

     Iron Eagle developed a tract of real estate in Ozone Park, New York, on which it built five two-family homes. Construction was completed in January 1997. Four of the five homes were sold during the six-month period ended June 30, 1997. Proceeds from the sale of homes was $1,317,450 with total costs of $917,766 resulting in a gross profit of $399,684. The final home is under contract of sale for $329,000 with the closing scheduled for August 1997.

          Property and equipment

     Property and equipment are carried at cost. Depreciation of property and equipment is provided on the straight-line method over the following estimated useful lives:

                                                           Years
                                                           -----
          Construction and transportation equipment          5
          Office furniture and equipment                     5

     Total depreciation expense was $32,437, $15,762 and $38,289 for the six-month period ended June 30, 1997, the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 through October 2, 1996, respectively.

     Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of equipment are included in income.

          Accounting standards changes

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") which is effective for fiscal years beginning after December 15, 1995. The Company has adopted SFAS 121 for the fiscal year beginning July 1, 1996. However, its adoption has not had any material impact on the Company's consolidated financial position. SFAS 121 provides additional guidance on when long-lived assets should be reviewed for possible impairment, how impairment losses should be measured and when such losses should be recognized. In addition to long-lived assets, SFAS 121 amended the accounting standards for valuing real estate assets to the lower of cost or fair value less cost to sell (for certain assets the lower of cost or fair value) from the lower of cost or net realizable values.

          Loss per share

     Loss per share has been computed based on the weighted average number of common shares outstanding. For the period prior to the reverse acquisition discussed in the basis of presentation section above, the number of common shares outstanding used in computing earnings per share is the number of common shares received by the shareholders of Old IHC in connection with such reverse acquisition (4,500,000 shares). For the six-month period ended June 30, 1997, the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 through October 2, 1996, the weighted average number of shares used in the calculation was 4,751,400, 4,500,000 and 4,500,000, respectively. Primary loss per common share does not include the effect of common stock equivalents because the effect of such inclusion would be to reduce loss per common share. Fully diluted loss per share amounts are not presented because they are anti-dilutive.

2.   Contract receivables

     Contract receivables consist of the following:

          Completed contracts                            $  102,887
          Contracts in progress                             863,063
          Retainage                                         109,475
                                                         ----------

                                                         $1,075,425
                                                         ==========

3.   Intangibles

     Intangibles consist of the following:

          Deferred financing charges                     $   15,000
          Deferred offering costs                            41,548
          Deferred acquisition costs                         20,115
          Customer lists                                     40,627
          Restrictive covenants                             220,000
          Organizational costs                               13,083
          Goodwill                                          223,109
                                                         ----------

                                                         $  573,482
                                                         ==========

          Customer lists and restrictive covenants

     Customer lists and restrictive covenants are carried at cost and are being amortized on the straight-line method over five-year and seven-year periods, respectively. Amortization expense of customer lists and restrictive covenants was $25,804, $12,902 and $38,706 for the six-month period ended June 30, 1997, for the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 through October 2, 1996, respectively. Accumulated amortization of customer lists totalled $17,412 at June 30, 1997. Accumulated amortization of restrictive covenants totalled $60,000 at June 30, 1997.

          Organizational costs

     Organizational costs are being amortized on the straight-line method over a 60-month period. Amortization expense of organizational costs was $706, $14 and $42 for the six-month period ended June 30, 1997, the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 through October 2, 1996, respectively. Accumulated amortization of organizational costs totalled $762 at June 30, 1997.

          Goodwill

     Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in the Iron Eagle business combination described in Note 2. Goodwill is being amortized on the straight-line method over a ten-year period. Amortization expense of goodwill was $11,978 and $5,989 for the six-month period ended June 30, 1997, and the period October 3, 1996 through December 31, 1996, respectively. Accumulated amortization of goodwill totalled $17,967 at June 30, 1997.

4.   Notes payable

     Notes payable consist of the following:

     Non-interest bearing note payable to a corporation under
     a loan agreement which provides for up to $600,000 of
     financing to be used for working capital and asset
     acquisitions.  The principal balance is due on October 31,
     1997.  The note is secured by substantially all assets of
     the Company.                                                 $ 75,000

     12% demand note payable to an individual, with interest
     only payable monthly.  The note is unsecured but is
     personally guaranteed by an officer of the Company.            50,000

     6% demand note payable to an individual, with interest
     only payable monthly. The note is secured by one of the
     two-family homes that the Company has developed.              300,000
                                                                  --------

                                                                  $425,000
                                                                  ========

5.   Long-term debt from business combination

     Note payable from business combination arose from the acquisition of the stock of Iron Eagle (Note 1). The note bears interest at the prime rate plus 1%. Interest is payable in monthly installments beginning in August 1997 through January 2002. Interest accrued through July 1997 shall be payable in six equal monthly installments commencing August 1997. Principal is payable in five equal consecutive annual installments commencing January 1998 and ending January 2002.

     In the event the Company completes a public or private securities offering, it shall be obligated to prepay the lesser of $500,000 or the then remaining unpaid amount of principal and interest. Upon completion of a second offering, the Company shall be obligated to prepay the then remaining unpaid amount of principal and interest.

     The note is secured by all of the issued and outstanding shares of Iron Eagle and by 150,000 shares of post-recapitalization common stock of Iron Holdings Corp.

     Maturities of long-term debt from business combination are as follows:

          Year ended June 30,
          ------------------

                 1998                          $  262,500
                 1999                             262,500
                 2000                             262,500
                 2001                             262,500
                 2002                             262,500
                                               ----------
                                               $1,312,500
                                               ==========

6.   Long-term debt

     Long-term debt consists of the following:

     10% note payable to a bank, due April 1998, payable
     in monthly installments of $1,063, including interest.
     The note is secured by construction equipment.         $10,155

     9.92% note payable to a financing corporation, due
     June 1999, payable in monthly installments of $1,455, including interest. The note is secured by
     construction equipment.                                 32,741
                                                            -------
                                                             42,896
     Less current portion of long-term debt                  25,032
                                                            -------
                                                            $17,864
                                                            =======

     Maturities of long-term debt are as follows:

          Year ended June 30,
          ------------------

                 1998                          $25,032
                 1999                           17,864
                                               -------
                                               $42,896
                                               =======
                                      F-15

7.   Stockholders' equity

          Stock option plan

     During May 1997, the Company established a non-qualified stock option plan (the "Plan") to attract and retain qualified and competent persons who are key employees, consultants, representatives, officers and directors of the Company upon whose efforts and judgment the success of the Company is largely dependent.

     During May 1997, the Company awarded a total of 1,000,000 stock options to purchase common stock at an option price of $.01 per share. All such options vest upon execution of the consulting agreement and shall be exercisable for one year from such date. These options were awarded to companies which are providing public relations service and assistance in creating a secondary market for the Company's stock. All options were exercised in July 1997 and 1,000,000 shares of the Company's common stock were issued.

8.   Income taxes

     The Company has net operating losses available for carryforward to offset future years' taxable income. The net operating losses of $256,386 and $165,511 expire in the years ending June 30, 2012 and 2011, respectively.

     Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses. The components of the deferred tax asset and the related tax effects of the temporary differences are as follows:

                                                              June 30,
                                                                1997
                                                              --------

     Deferred income tax asset resulting from net operating
       loss carryforward                                      $146,255

     Valuation allowance                                             -
                                                              --------

     Deferred income tax asset                                 146,255

     Less current portion                                       25.000
                                                              --------

                                                              $121,255
                                                              ========

     During the period October 3, 1996 through December 31, 1996, the Company eliminated its deferred tax asset valuation allowance which stood at $25,200 as of June 30, 1996. Based on estimates of future revenues and profitability, management believes that the Company will utilize its net operating losses to offset future taxable income prior to their expiration dates.

9.   Supplemental cash flow information

     The Company's non-cash investing and financing activities were as follows:

     During the period December 7, 1995 through October 2, 1996, the Company purchased property and equipment totalling $81,747. These purchases were financed as follows:

          Property and equipment purchased               $  315,242
          Long-term debt financing                          (45,145)
          Equipment acquired through issuance of
           stock and assumption of debt                    (188,350)
                                                         ----------

          Capital expenditures                           $   81,747
                                                         ==========


     During the period December 7, 1995 through October 2, 1996, the predecessor, Iron Eagle Contracting and Mechanical Inc., acquired certain net assets in exchange for 250,000 shares of the predecessor's common stock:

          Fair value of non-cash assets acquired          $876,438
          Liabilities assumed                              376,438
                                                          --------

          Common stock issued in asset acquisition        $500,000
                                                          ========

     During the period October 3, 1996 through December 31, 1996, Old IHC acquired all the shares of Iron Eagle Contracting and Mechanical, Inc. as described in Note 1, in exchange for issuance of a $1,312,500 note payable.

     During the six-month period ended June 30, 1996, Iron Holdings Corp. acquired all the shares of Old IHC and its wholly-owned subsidiary, Iron Eagle Contracting and Mechanical, Inc., as described in Note 1, in exchange for 4,500,000 shares of Iron Holdings Corp. common stock.

     Interest paid totalled $13,362, $1,092 and $8,645 during the six-month period ended June 30, 1997, the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 through October 2, 1996, respectively.

10.  Commitments

          Lease agreements

     Iron Eagle leases office space on a month-to-month basis. The monthly rental amount is $750. Rent expense was $4,500, $2,250 and $10,125 for the six-month period ended June 30, 1997, the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 through October 2, 1996, respectively.

          Lease agreements

     Iron Eagle leases several automobiles under operating leases expiring in various years through 2000. The following is a schedule of future minimum lease payments under noncancellable operating leases having remaining terms in excess of one year as of June 30, 1997:

          Year ended June 30,
          -------------------

                 1998                              $21,303
                 1999                               20,954
                 2000                               11,183
                                                   -------

           Total minimum lease payments            $53,440
                                                   =======

          Employment agreements

     Iron Eagle has entered into employment agreements with two of its officers. Each agreement is for a five-year period commencing January 1996 and calls for base compensation of $75,000 with annual increases equal to the increase in the cost of living for the New York metropolitan area plus 1%. In addition, each individual is entitled to a performance bonus equal to 7.5% of pre-tax profit of Iron Eagle. These agreements were cancelled effective October 1, 1996.

     Effective May 13, 1997, the Company entered into employment contracts with two individuals who are officers, stockholders and directors. Annual combined compensation under the contracts total $190,000 for the fiscal year ending June 30, 1998 and gradually increase to $495,000 for the year ending June 30, 2007.

          Shopping center acquisition

     The Company has negotiated the purchase of a shopping center located in Queens, New York, and designated as the "Lindenwood Shopping Center". The Company has executed a Contract of Sale for a purchase price of $8,000,000 which includes a $400,000 down payment upon signing and the balance of $7,600,000 payable at closing. During June 1997, the Company received a commitment to finance $6,000,000 of the acquisition. The note will bear interest at 1% basis point above the ten-year treasury yield and will have a ten-year term with payments based on thirty-year amortization.

     The contract did not close within the time parameters provided therein due to a dispute between the current owners and the Company relating to the payment of certain fees due thereunder; however, management is continuing to negotiate with the owners to acquire this property in the near future.

          Offshore securities offering

     On April 21, 1997, the Company entered into an Offshore Securities Subscription Agreement with Anchor Capital Management, Ltd. ("Anchor"), a corporation organized under the laws of Turks and Caicos, British West Indies. Under the terms of the agreement, Anchor paid $28,000 for the option to purchase up to 2,800,000 shares of the Company's common stock at $1.50 per share. The options expire October 21, 1997.

11.  Backlog

     As of June 30, 1997, unearned revenue from three construction contracts in process and three construction contracts not yet started total $3,889,442.

12.  Subsequent events

          Offshore securities offering

     During August 1997, pursuant to the Offshore Securities Subscription Agreement described in Note 10, Anchor Capital Management, Ltd. exercised options to purchase 687,000 shares of the Company's common stock at $1.50 per share, thereby providing the Company with $1,030,500 in proceeds from the exercise of options. Management is unaware of Anchor's intention to exercise any additional options.

     In connection with the above securities offering, the Company prepaid $212,500 of its obligation due under the terms of its long-term debt from business combination (Note 5). In addition, all interest accrued to-date under the obligation was paid in full. The holder of the note has indicated a willingness not to call the remaining balance of $287,500 that would be due upon completion of the securities offering, pending completion of a final financing plan.

          Land purchase contract

     Subsequent to year end, the Company incorporated a wholly-owned subsidiary, Tahoe Realty Corp. ("Tahoe"). In September 1997, Tahoe entered into a contract to purchase vacant land in Queens, N.Y. for approximately $400,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company filed a report on Form 8-K on or about April 15, 1997, advising that on March 31, 1997, Kish, Leake & Associates, P.C., the Company's independent accountant for its two most recent
fiscal years, resigned.     Effective March 31, 1997, the Company
engaged the accounting firm of Horton & Company, L.L.C., independent public accountants, to audit the Company's fiscal year ended June 30, 1997, as well as future financial statements, to replace the firm of Kish, Leake & Associates, P.C. This change in independent accountants was approved by the Board of Directors of the Company. The balance of the Company's previously referenced Form 8-K is incorporated herein as if set forth.

                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

           Name           Age      Position
     _______________      ___      _____________________

     Anthony E. Gurino     45      Chief Executive Officer,
                                   President and Corporate
                                   Secretary, Director

     Angelo Gurino, Sr.    33      Vice President, Treasurer and
                                   Director

     Dennis Sommeso        45      Assistant Secretary and
                                   Director

     Ms. Johanna Stanziale resigned as a director of the Company in September 1997. The Company's Board of Directors is presently seeking out two additional, outside directors to be appointed to the Company's Board of Directors.

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     Mr. Anthony E. Gurino and Angelo Gurino, Sr. are brothers. There are no other family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Anthony E. Gurino is the President, Secretary and a Director of the Company, positions he assumed in March 1997. Prior, from October 1996 through March 1997, Mr. Gurino was President, Secretary and a director of Iron Holdings Corp., a privately held New York corporation engaged in the business of acquisition and development of real estate holding and public construction projects. He is also President and fifty percent owner of Ragtime Foods of New York, Inc. d/b/a Antonio's Bakery in Ozone Park, New York, a wholesale bakery, and Ragtime Gourmet Supermarket in Howard Beach, New York, holding such positions since March 1979 and May 1978, respectively. Mr. Gurino attended Staten Island Community College where he majored in Business. He devotes substantially all of his time to the business of the Company.

     Angelo Gurino, Sr. is Vice President, Treasurer and a Director of the Company, positions he assumed in March 1997. Prior, Mr Gurino was Vice President and a director of Iron Holdings Corp., a New York corporation which merged with the Company in March 1997. Mr. Gurino, along with Anthony E. Gurino, established Ragtime Gourmet Supermarket in Howard Beach, New York, and Ragtime Foods of New York, Inc. d/b/a Antonio's Bakery in Ozone Park, New York, and is a fifty percent owner of such entities. Mr. Gurino attended Queens Borough College where he majored in business. He devotes substantially all of his time to the business of the Company.

     Dennis Sommeso is the Assistant Secretary and a Director of the Company, positions which he assumed in March 1997. Prior, from October 1996 through March 1997, he was employed by Iron Holdings Corp., which merged with the Company in March 1997. From 1989 to 1991, Mr. Sommeso was the Secretary of Hicksville Asphalt, an asphalt plant located in Hicksville, N.Y., and from 1987 to 1995, he was a Supervisor at Sommeso Welding Company, New York. Mr. Sommeso has solicited, estimated, negotiated and managed over 100 million dollars worth of construction projects, primarily in the heavy-highway, utilities and commercial/ residential site development sectors, as well as specialized site projects. He devotes approximately 75% of his time to the business of the Company.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, the Company believes that the Form 5 annual reports of the Company's officers, directors and holders of 10% or more of the outstanding shares of the Company, which are required to be filed within 45 days after the end of the Company's fiscal year, were not timely filed, but were filed late. However, these reports reflected no changes in the securities holdings of any person.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the six month period ended June 30, 1997 of the Chief Executive Officer of the Company.

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
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
__________  ____  ______  _____  ______    ________   _______  _______ ______
Anthony E.
Gurino      1997  $39,000 $5,000 $    0    $      0   $     0  $     0 $4,620
President &
Director(1)(2)
_________________________

<F1>

(1) The information provided herein discloses the compensation received by Mr. Anthony Gurino for the period indicated.
      However, Mr. Gurino assumed his positions with the Company in



      March 1997, as part of the reorganization of the Company with Old IHC. The Company did not begin paying any salaries or other compensation to Mr. Gurino until April 1997.

<F2>

(2) It is anticipated that Anthony Gurino will receive compensation exceeding $100,000 during the fiscal year ending
      June 30, 1998.


     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse ant director for out of pocket expenses during the six month period ending June 30, 1997.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out of pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $10,000 during the six month period ended June 30, 1997.

     In May 1997, the Company entered into two employment agreements with Anthony Gurino and Angelo Gurino, each of whom is an officer, director and principal shareholder of the Company. Annual combined compensation under these contracts total $190,000 in the fiscal year ending June 30, 1998, gradually increasing to $495,000 in the fiscal year ending June 30, 2007. However, as of the date of this report, Mr. Anthony Gurino has drawn approximately 75% of his salaries due pursuant to the agreement and Mr. Angelo Gurino has not taken any balances due thereunder, but all unpaid salaries are being accrued by the Company.

Stock Plan

     Effective April 21, 1997, the Company adopted the IRON HOLDINGS CORP. 1997 NON-QUALIFIED STOCK OPTION PLAN (the "Plan"), which reserved an aggregate of 1,000,000 shares of the Company's common stock for issuance thereunder. Subsequently, the Company executed consulting agreements with 5 entities, granting each entity options pursuant to the Plan, at an exercise price of $.01 per share. As of the date of this report, all of the options to purchase shares reserved for issuance under the Plan have been exercised. None of the options to purchase shares of the Company's common stock under the Plan were issued in favor of any member of management.

     There are no other bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

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

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class             Owner               Ownership          Class
--------    ------------------         ----------      ----------

Common      Anthony E. Gurino           2,000,000          40.0%
            86-20 164th Avenue
            Queens, NY  11414

Common      Angelo Gurino, Sr.          2,000,000          40.0%
            164-53 85th
            Howard Beach, NY 11414

Common      Dennis Sommeso                490,000           9.8%
            2 Bushwick Street
            Melville, NY 11747

Common      Johanna Stanziale(1)            10,000            *
            149-35 80th Street
            Howard Beach, NY 11414

Common      All Officers &              4,500,000          90.0%
            Directors as a Group
            (4 persons)


*    Less than 1%.

(1) Ms. Stanziale resigned her position as a director of the Company in September 1997.

     The balance of the Company's outstanding Common Shares are held by 10 persons, not including those persons who hold their shares in "street name."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since its inception, Mr. Anthony Gurino, President and a director of the Company, has loaned the Company an aggregate of

$200,000. As of the date of this report, the remaining balance due Mr. Gurino from the Company is $50,000. This loan is provided to the Company on an interest free basis and is due upon demand. This obligation is a verbal agreement between the Company and Mr.
Gurino.

                             PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     EX-27     Financial Data Schedule

     The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on January 11, 1994 and are incorporated by reference herein:

     3.1  Certificate and Articles of Incorporation

     3.2  Bylaws

     The following exhibits were filed with the SEC in the Exhibits to the Company's Form 8-K dated April 15, 1997 and are incorporated by reference herein:

      2.0 Agreement and Plan of Share Exchange between the Company and Iron Holdings Corp.

     16.0 Letter of Resignation of Registrant's independent certified accountant, Kish, Leake & Associates, P.C.

(b)  Reports on Form 8-K

          The Company filed two reports on Form 8-K with the SEC during the last fiscal quarter ending June 30, 1997, including (i) a report dated April 15, 1997, and amendment thereto dated May 9, 1997, advising of the closing of the merger between the Company and Old IHC; and (ii) a report dated June 2, 1997, advising of the execution of various documents relating to the issuance of options pursuant to the exemption from registration provided under Regulation S, promulgated under the Securities Act of 1933, as amended. Subsequently, the Company filed another report on Form 8-K dated July 21, 1997, advising of the change in the Company's fiscal year end from December 31, to June 30.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 9, 1997.

                                   IRON HOLDINGS CORP.
                                   (Registrant)


                                   By:/s/ Anthony Gurino
                                      ---------------------------
                                      Anthony Gurino, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 9, 1997.




/s/ Anthony Gurino
--------------------------------
Anthony Gurino, President
& Director


/s/ Angelo Gurino, Sr.
--------------------------------
Angelo Gurino, Sr., Secretary-Treasurer
& Director


/s/ Dennis Sommeso
--------------------------------
Dennis Sommeso, Director

                         IRON HOLDINGS CORP.

     Exhibit Index to Transitional Annual Report on Form 10-KSB
              For the Fiscal Year Ended June 30, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . .       40