Form 10QSB
period 1997-09-30
IRON HOLDINGS CORP
filed 1997-11-20
CIK 917558

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.


                          FORM 10-QSB

                   Quarterly Report Under
             the Securities Exchange Act of 1934

            For Quarter Ended: September 30, 1997

               Commission File Number: 0-23208

                    IRON HOLDINGS CORP.
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



The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1997, was 6,687,000 shares.






                   Page One of Eighteen Pages

                            PART I

ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended September 30, 1997 are attached hereto.

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

     IECM is a construction contractor engaged in pipe work, including gas and water mains, as well as steel installation, primarily for city and state infrastructure construction. IECM commenced operations in January 1996 and spent most of fiscal year 1996 bidding on potential jobs. It has also purchased and developed a tract of real estate in Ozone Park, New York, on which it built five (5) two-family homes. The final home was sold during the three month period ended September 30, 1997.

     On February 18, 1997, the Company incorporated a wholly owned subsidiary, LW Plaza Realty Corp. The subsidiary is inactive and has not engaged in any operations or generated any revenue.
However, it has entered into a contract to purchase a shopping center.

     During August 1997, the Company incorporated a wholly owned subsidiary, Tahoe Realty Corp. This subsidiary is inactive and has not engaged in any operations or generated any revenue. However, it has entered into a contract to purchase land.

      The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company and its one active subsidiary, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's consolidated results of operations for the three month period ended September 30, 1997.

Results of Operations

     Comparison of Results of Operations for the three month period ended September 30, 1997 and 1996.

     The Company's predecessor company, IECM, was incorporated on December 7, 1995, but did not commence operations until January, 1996. During the three month period ended September 30, 1996, IECM generated revenues of $596,730, compared to the Company's revenues for the three month period ended September 30, 1997, of $2,315,986, an increase of $1,719,256 (288%). Of the aggregate revenues generated by the Company during the three month period ended September 30, 1997, $1,990,986 were from construction projects, with the balance ($325,000) derived from the sale of the last of the Company's five original residential homes. This significant increase in revenues can also be explained by the fact that IECM generated its revenues during the period ended September 30, 1996 only from contracting jobs, while the Company's revenues were derived from both construction revenue and the sales of the aforesaid developed residential real estate property. Further, it should be noted that IECM was in the development stage immediately subsequent to its inception, which required the Company to go out and obtain bids for construction jobs and then thereafter, complete each job. During the period ended September 30, 1997, the Company had already been in existence for a period of time, had jobs lined up to complete and had further developed a reputation within its industry, which allowed management to generate additional revenues.

     Cost of revenues was $472,506 at September 30, 1996, compared to $1,995,146 at September 30, 1997, an increase of $1,522,640
(322%), due in part costs applicable to the residential home sold ($313,325), with the balance directly related to construction work. During the three month period ended September 30, 1996, the percentage of costs relevant to construction represented approximately 79% of gross revenues. During the three month period ended September 30, 1997, the percentage increased to approximately 84.5% of gross revenues. This was as a result of lower gross profit contract work performed during 1997. Management does not intend to bid on those lower gross profit contracts in the future.

     Operating expenses for the three month period ended September 30, 1996 were $176,992, compared to $161,955 at September 30, 1997, a decrease of $15,037 (8.5%), primarily due to management's efforts to decrease general and administrative expense. The Company decreased its administrative staff by one person during the three months ended September 30, 1997. As a result, the Company had net income for the three month period ended September 30, 1997, of

$48,890 ($.009 per share) as compared to a net loss for the same period in 1996, of $(34,299), (a loss of $.008 per share) inclusive of income tax liabilities.

Liquidity and Capital Resources

     Relating to the Company's assets and liabilities, during the three month period ended September 30, 1997, cash increased from $164,977 at June 30, 1997, to $220,531 at September 30, 1997, as a
result of the profits generated from operations and exercise of the last portion of an outstanding option to purchase shares of the Company's common stock wherein an aggregate of 687,000 shares were purchased at a price of $1.50 per share.

     The Company has several outstanding notes to unaffiliated parties. The Company has two notes collateralized by equipment, with an interest rate of approximately 10% per annum. These notes have monthly payments aggregating approximately $2,500 and are due April 1998 and June 1999, respectively.

     In addition, the Company has a loan agreement which provides for up to $600,000 of financing for working capital and asset acquisition. The 12% note payable is secured by substantially all of the assets of the Company. At September 30, 1997, the Company had $75,000 of borrowings against this loan.

     Outstanding long term notes aggregating $1,135,142 are also owed to unaffiliated parties, including a note payable which arose from the assumption of debt related to Old IHC's acquisition of IECM, which bears interest at the prime rate, plus 1%. Principal is payable in five equal consecutive installments commencing January 1998 and ending January 2002. In the event the Company completes a public or private offering of its securities during the principal term of this note, it is obligated to prepay the lesser of $500,000 or the remaining balance. Upon completion of a second offering, all balances would become due. As a result of the private financing undertaken by the Company to date, the Company reached an agreement with the holder of this note, wherein the Company paid $212,500 towards the principal balance of this note. In addition, $53,609 of interest accrued to date under the obligation was paid. The holder of the note has indicated a willingness not to call the remaining balance of $287,500 that would have been due upon completion of the Company's initial private securities offering, pending completion of a final financing plan. The note is secured by all of the issued and outstanding shares of IECM, a wholly owned subsidiary of the Company, as well as 150,000 shares of post-recapitalization common stock of the Company. The Company is current on all note payments, pending resolution of a revised payment structure on the aforementioned note.

     In August 1997, the Company also executed a contract to purchase the Lindenwood Shopping Center located in Lindenwood,

Queens. This contract was subsequently extended on September 29, 1997. The proposed purchase price is Eight Million Dollars ($8,000,000) and the Company has tendered a non-refundable deposit of $400,000 pursuant to the terms of the relevant contract. The balance of the closing price is scheduled to be tendered on or about December 31, 1997. Management has recognized that the Company does not have sufficient cash available to allow it to close this acquisition. In response, management has met with various non-affiliated parties in order to attempt to raise the necessary cash, or alternatively, generate interest in the property in order to allow the transaction to close by having these non-affiliated parties acquire the shopping center for their own account and allow the Company to recover its deposit. When management entered into the contract, they had a verbal commitment from investment bankers to raise up to $2 million in additional equity capital. Unfortunately, these investment bankers advised the Company of their inability to successfully raise this capital
subsequent to execution of the applicable contract.   The Company
has a verbal commitment to provide funding of $6 million from Holiday, Fenoglio & Monte, a leading NY based financial institution, to allow for the consummation of this acquisition, so management is optimistic of its ability to either close the transaction for the account of the Company, or otherwise. However, there can be no assurances that the Company will close this acquisition.

     In September 1997, Tahoe Realty Corp. ("Tahoe"), a wholly owned subsidiary of the Company, entered into a contract to purchase vacant land in Queens, N.Y. consisting of approximately two acres. The purchase price is $400,000 and closing is anticipated to occur within sixty (60) days from the date of this report. Upon closing of the purchase, it is the intention of the Company to build, rent and manage a 45 unit apartment complex on this property. As of the date of this report, management is attempting to secure financing for the construction of this project, but the Company has not received any commitment therefor; however it is anticipated that such a commitment will be obtained prior to the proposed closing date. Construction of these rental income properties are anticipated to commence in March 1998. No assurances can be provided that this transaction will be consummated, or that the Company will obtain the necessary construction financing necessary to construct the apartment complex. Further, if the complex is so completed, there can be no assurances that the project will be profitable.

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

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the three month period ended September 30, 1997.

               PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS - None

     ITEM 2.  CHANGES IN SECURITIES - NONE

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

     ITEM 5.  OTHER INFORMATION - NONE.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a)  Exhibits

          EX-27   Financial Data Schedule

     (b)  Reports on Form 8-K - NONE

                           SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IRON HOLDINGS CORP.
                              (Registrant)


Dated: November 18, 1997      By:  s/Anthony E. Gurino
                                 Anthony E. Gurino, President

                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                          Page
                                                        ---------

Consolidated balance sheets as of
  September 30, 1997 and June 30, 1997                  F-2 - F-3

Consolidated statements of operations and
  accumulated deficit for the three-month period
  ended September 30, 1997, and of its predecessor,
  Iron Eagle Contracting and Mechanical, Inc. for
  the three-month period ended September 30, 1996             F-4

Consolidated statements of cash flows for the
  three-month period ended September 30, 1997 and
  of its predecessor, Iron Eagle Contracting and
  Mechanical, Inc. for the three-month period ended
  September 30, 1996                                          F-5

Notes to consolidated financial statements             F-6 - F-10

                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                            ASSETS
                                        (unaudited)
                                       September 30,    June 30,
                                           1997           1997
                                        -----------   -----------
Current assets:
   Cash and cash equivalents            $   220,531   $   164,977
   Contract receivables                   1,566,822     1,075,425
   Costs and estimated earnings in
      excess of billings on
      uncompleted contracts                 836,422       262,204
   Real estate under development                  -       274,138
   Prepaid expenses and other assets              -        88,264
   Deferred income taxes                     76,006        25,000
                                        -----------   -----------
          Total current assets            2,699,781     1,890,008
                                        -----------   -----------
Property and equipment, at cost:
   Construction and transportation
     equipment                              310,210       310,210
   Office furniture and equipment            34,794        34,794
                                        -----------   -----------
                                            345,004       345,004
   Less accumulated depreciation            103,100        86,488
                                        -----------   -----------
                                            241,904       258,516
                                        -----------   -----------
Other assets:
   Intangibles                              512,347       573,482
   Deposits                                 432,505        12,505
   Deferred income taxes, net
     of current portion                           -       121,255
                                        -----------   -----------
                                            944,852       707,242
                                        -----------   -----------
                                        $ 3,886,537   $ 2,855,766
                                        ===========   ===========

         See notes to consolidated financial statements

                               F-2

                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                         (unaudited)
                                        September 30,   June 30,
                                            1997          1997
                                        -----------   -----------
Current liabilities:
   Notes payable                        $   275,000   $   425,000
   Current portion of long-term debt
     from business combination              287,500       262,500
   Current portion of long-term debt         22,572        25,032
   Accounts payable and accrued expenses  1,404,879       989,983
   Deposits                                  62,244        73,000
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts                       -        11,453
   Officer's loan payable                    26,500        66,500
                                        -----------   -----------
          Total current liabilities       2,078,695     1,853,468
                                        -----------   -----------
Long-term debt from business
   combination, net of current portion      812,500     1,050,000
Long-term debt, net of current portion       12,570        17,864
                                        -----------   -----------
                                            825,070     1,067,864
                                        -----------   -----------
Stockholders' deficit:
   Common stock, par value $ .001 per
     share, 500,000,000 shares
     authorized, 6,687,000 shares issued
     and outstanding in 1997                  6,687             -
     5,000,000 shares issued and
     outstanding in 1996                          -          5,000
   Additional paid-in capital             1,025,761         28,000
   Accumulated deficit                      (49,676)       (98,566)
                                        -----------   ------------
                                            982,772        (65,566)
                                        -----------   ------------
                                        $ 3,886,537   $  2,855,766
                                        ===========   ============

            See notes to consolidated financial statements

                               F-3

                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                    AND ACCUMULATED DEFICIT
                         (Unaudited)

                                                      Predecessor
                                       Three-month    three-month
                                       period ended   period ended
                                       September 30,  September 30,
                                           1997           1996
                                        -----------   -----------
Revenues:
   Construction revenues earned         $ 1,990,986   $   596,730
   Sales of developed real estate           325,000             -
                                        -----------   -----------
                                          2,315,986       596,730
                                        -----------   -----------
Cost of revenues:
   Construction costs                     1,681,821       472,506
   Costs of developed real estate           313,325             -
                                        -----------   -----------
                                          1,995,146       472,506
                                        -----------   -----------
Gross profit                                320,840       124,224

Operating expenses                          161,955       176,992
                                        -----------   -----------
Income (loss) from operations               158,885       (52,768)

Interest expense                            (32,952)       (1,676)
                                        -----------   -----------
Income (loss) before income taxes           125,933       (54,444)
                                        -----------   -----------
Other taxes:
   Current                                    6,794             -
   Deferred                                  70,249       (20,145)
                                        -----------   -----------
                                             77,043       (20,145)
                                        -----------   -----------
Net income (loss)                            48,890       (34,299)

Accumulated deficit,
  beginning of period                       (98,566)     (167,932)
                                        -----------   -----------
Accumulated deficit, end of period      $   (49,676)  $  (202,231)
                                        ===========   ===========

Income (loss) per share                 $      .009   $     (.008)
                                        ===========   ===========

            See notes to consolidated financial statements

                               F-4

                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                     Predecessor
                                       Three-month   three-month
                                       period ended  period ended
                                       September 30, September 30,
                                           1997          1996
                                        -----------   -----------
Net income (loss)                       $    48,890   $   (34,299)
                                        -----------   -----------
Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
   Amortization                              19,584        12,916
   Depreciation                              16,612        15,702
   Changes in assets and liabilities:
      Decrease (increase) in contract
        receivables                        (491,397)     (323,476)
      Decrease (increase) in costs and
        estimated earnings in excess of
        billings on uncompleted contracts  (574,218)       41,000
      Decrease (increase) in real estate
        under development                    88,264      (167,846)
      Decrease (increase) in prepaid
        expenses and other assets           274,138       (23,948)
      Decrease (increase) in deferred
        income taxes                         70,249       (20,145)
      Decrease (increase) in deposits      (420,000)       27,500
      Increase (decrease) in accounts
        payable and accrued expenses        414,895        99,603
      Increase (decrease) in billings in
        excess of costs and estimated
        earnings on uncompleted contracts   (11,453)            -
      Increase (decrease) in deposi         (10,756)            -
                                        -----------   -----------
          Total adjustments                (624,082)     (338,694)
                                        -----------   -----------
          Net cash used in
            operating activities           (595,192)     (372,993)
                                        -----------   -----------
Cash flow from investing activities:
      Capital expenditures                        -       (10,085)
                                        -----------   -----------
           Net cash used in investing
             activities                           -       (10,085)
                                        -----------   -----------
 Cash flows from financing activities:
      Principal payments under loan
        agreements                         (220,254)       (5,949)
      Principal payments on notes
        payable                            (300,000)            -
      Proceeds from notes payable           150,000             -
      Capital contribution from
        parent company                            -       250,000
      Proceeds from issuance of
        common stock                      1,041,000             -
      Advances from officer                 (40,000)            -
                                        -----------   -----------
          Net cash provided by
            financing activities            630,746       244,051
                                        -----------   -----------
  Net increase (decrease) in cash
      and cash equivalents                   55,554      (139,027)
  Cash and cash equivalents,
      beginning of period                   164,977       195,668
                                        -----------   -----------
Cash and cash equivalents,
      end of period                     $   220,531   $    56,641
                                        ===========   ===========

            See notes to consolidated financial statements

                               F-5

                             IRON HOLDINGS CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the three-month period ended September 30, 1997, and of its predecessor, Iron Eagle Contracting and Mechanical, Inc.,
             for the three-month period ended September 30, 1996


1.   Unaudited interim financial statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

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

          Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Iron Holdings Corp. ("IHC") and of its wholly-owned subsidiaries, Iron Eagle Contracting and Mechanical, Inc. ("Iron Eagle"), LW Plaza Realty Corp. and Tahoe Realty Corp., for the three-month period ended September 30, 1997. Intercompany transactions and balances have been eliminated in consolidation.

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

     Iron Eagle is a construction contractor engaged in pipe work including gas and water mains as well as steel installation. The subsidiary operates in the New York City metropolitan area. The Company has also developed a tract of real estate in Ozone Park, New York, on which it built five two-family homes. The final home was sold during the three-month period ended September 30, 1997.

     On February 18, 1997, Iron Holdings Corp. incorporated a wholly-owned subsidiary, LW Plaza Realty Corp. The subsidiary is inactive and has not engaged in any operations or generated any revenue. However, it has entered into a contract to purchase a shopping center as discussed in
     Note 4.

     During August 1997, Iron Holdings Corp. incorporated a wholly-owned subsidiary, Tahoe Realty Corp. The subsidiary is inactive and has not engaged in any operations or generated any revenue. However, it has entered into a contract to purchase land as discussed in Note 4.

          Earnings (loss) per share

     Earnings (loss) per share has been computed based on the weighted average number of common shares outstanding. For the period prior to the reverse acquisition discussed in the basis of presentation section above, the number of common shares outstanding used in computing earnings per share is the number of common shares received by the shareholders of Old IHC in connection with such reverse acquisition (4,500,000 shares). For the three-month period ended September 30, 1997, and the three-month period ended September 30, 1996, the weighted average number of shares used in the calculation was 5,247,261 and 4,500,000, respectively.

2.   Stockholders' equity

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

     During August 1997, pursuant to the Offshore Securities Subscription Agreement described above, Anchor Capital Management, Ltd. exercised options to purchase 687,000 shares of the Company's common stock at $1.50 per share, thereby providing the Company with $1,030,500 in proceeds from the exercise of options.

     In connection with the above securities offering, the Company prepaid $212,500 of its obligation due under the terms of its long-term debt from business combination. In addition, $53,609 interest accrued to-date under the obligation was paid. The holder of the note has indicated a willingness not to call the remaining balance of $287,500 that would be due upon completion of the securities offering, pending completion of a final financing plan.

4.   Commitments

          Shopping center acquisition

     The Company has negotiated the purchase of a shopping center located in Queens, New York, and designated as the "Lindenwood Shopping Center".
     The Company has executed a Contract of Sale for a purchase price of $8,000,000 and has tendered a non-refundable deposit of $400,000. The balance of $7,600,000 is payable at closing which is scheduled on or about December 31, 1997. Management has recognized that the Company does not have sufficient cash available to allow it to close this acquisition. In response, management has met with various non-affiliated parties in order to attempt to raise the necessary cash, or alternatively, generate interest in the property in order to allow the transaction to close by having these non-affiliated parties acquire the shopping center for their own account and allow the Company to cover its deposit. When management entered into the contract, they had a verbal commitment from investment bankers to raise up to $2 million in additional equity capital. Unfortunately, these investment bankers advised the Company of their inability to successfully raise this capital subsequent to execution of the applicable contract. The Company has a verbal commitment to provide funding of $6 million from a leading NY based financial institution, to allow for the consummation of this acquisition, so management is optimistic of its ability to either close the transaction for the account of the Company, or otherwise. However, there can be no assurances that the Company will close this acquisition.

          Land purchase contract

     In August 1997, the Company incorporated a wholly-owned subsidiary, Tahoe Realty Corp. ("Tahoe"). In September 1997, Tahoe entered into a contract to purchase vacant land in Queens, N.Y. for approximately $400,000.

                       IRON HOLDINGS CORP.

        Exhibit Index to Quarterly Report on Form 10-QSB
            For the Quarter Ended September 30, 1997

EXHIBITS                                                  Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . .     18