Form 10QSB
period 1997-12-31
IRON HOLDINGS CORP
filed 1998-02-19
CIK 917558

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.


                          FORM 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

               For Quarter Ended: December 31, 1997

                 Commission File Number: 0-23208

                        IRON HOLDINGS CORP.
 (Exact name of small business issuer as specified in its charter)


     Nevada                                      84-1251553
     ------                                      ----------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)               Identification No.)


88-09 103rd Ave.
Ozone Park, New York                                11417
--------------------                                -----
(Address of principal executive office)           (Zip Code)


                         (718) 323-4537
                         --------------
                    (Issuer's Telephone Number)



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X
No      .



The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 1997, was 6,687,000 shares.






                         Page One of Twenty Pages

                                 PART I

ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month periods ended December 31, 1997 and 1996 are attached hereto.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

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

     IECM is a construction contractor engaged in pipe work, including gas and water mains, as well as steel installation, primarily for city and state infrastructure construction. IECM commenced operations in January 1996 and spent most of fiscal year

1996 bidding on potential jobs. It has also purchased and developed a tract of real estate in Ozone Park, New York, on which it has built and sold five (5) two-family homes.

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company and its subsidiaries, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's consolidated results of operations for the six month period ended December 31, 1997.

Results of Operations

     Comparison of Results of Operations for the Six Month Period
Ended December 31, 1997 and 1996.

     During the six month period ended December 31, 1996, the Company generated revenues of $1,058,884, compared to the Company's revenues for the six month period ended December 31, 1997, of $3,175,691, an increase of $2,116,807 (200%). Of the aggregate revenues generated by the Company during the six month period ended December 31, 1997, $2,850,691 were from construction projects, with the balance ($325,000) derived from the sale of the last of the Company's five original residential homes. This significant increase in revenues can best be explained by the fact that the Company's operating subsidiary, IECM generated its revenues during the period ended December 31, 1996 only from contracting jobs, while the Company's revenues were derived from both construction revenue and the sales of developed residential real estate. Further, it should be noted that IECM was in the development stage immediately subsequent to its inception, which required the Company to go out and obtain bids for construction jobs and then thereafter, complete each job. During the period ended December 31, 1997, the Company had already been in existence for a period of time, had jobs lined up to complete and had further developed a reputation within its industry, which allowed management to generate additional revenues.

     Cost of revenues was $415,697 at December 31, 1996, compared to $3,251,909 at December 31, 1997, an increase of $2,836,212
(682%), due primarily to construction costs associated with the Company's bid construction work ($2,915,822), as well as costs applicable to the residential home sold ($336,087). Costs of the Company's bid construction work exceeded gross revenues during the six month period ended December 31, 1997 by $65,131 (approximately 2% of gross revenues) because projects were under bid and management believes that the Company should have done a better job of managing the costs associated with the contracts in progress.
An additional factor was inclement weather (rain) which affected the number of work days which the Company could perform on these projects. During the six month period ended December 31, 1996, the percentage of costs relevant to construction represented approximately 83% of gross revenues. Management cannot definitively estimate when, or if, costs of revenues will decrease sufficiently to allow the Company to begin to have any opportunity to generate profits from operations. As a result, management is considering revising the Company's business plan in order to undertake other businesses which will allow the Company to generate profits in the future. As of the date of this report, no definitive new business plan has been adopted in this regard, but it is the intention of management to finalize such a new plan in the next thirty days. Applicable thereto, the Company entered into an agreement with CRT Corporation, a Nevada corporation, wherein the Company considered changing its principal business by acquiring a new business and "rolling out" the Company's current operations. See "Part II, Item 5. Other Information", below herein. However, as of the date of this report, management is not optimistic as to the success of this proposed transaction due, among other things, to the dispute between the Company and one of its creditors concerning an alleged default by the Company on a promissory note in the principal amount of approximately $1.1 million. See "Liquidity and Capital Resources" below.

     Operating expenses remained relatively constant in the six month period ended December 31, 1997 compared to the similar period in 1996. Six month operating expenses for the period ended December 31, 1996 were $343,762, compared to $335,205 at December 31, 1997, an increase of $8,557 (2%). As a result, the Company had a net loss of the six month period ended December 31, 1997 (including deferred income tax expense), of ($631,276) (approximately $.10 per share) as compared to a net loss for the same period in 1996, of $(42,022), (a loss of $.01 per share) inclusive of income tax benefits.

     Comparison of Results of Operations for the three month period ended December 31, 1997 and 1996.

     In the three month period ended December 31, 1997, the Company's business suffered a significant negative turn, primarily as a result of costs of construction projects exceeding gross revenues. While gross revenues increased by $397,552 from $462,153 in the three month period ended December 31, 1996 to $859,705 for the similar period in 1997, an increase of 46.2%, all of the Company's revenues were derived from construction projects, as opposed to the combination of revenues derived from both construction projects and the sale of residential homes. All of the homes previously built by the Company had been sold prior to this three month period. Previously, the Company had been able to offset losses incurred from the Company's construction projects with profits generated from the sale of these homes. This significant increase in revenues from construction projects can be explained by the fact that IECM, the principal operating subsidiary of the Company, was in the development stage immediately subsequent to its inception, which required it to go out and obtain bids for construction jobs and then thereafter, complete each job. During the period ended December 31, 1997, the Company had already been in existence for a period of time, had jobs lined up to complete and had further developed a reputation within its industry, which allowed management to generate additional revenues.

     Cost of revenues was $415,697 at December 31, 1996, compared to $1,256,763 at December 31, 1997, an increase of $841,066 (169%), all of which was applicable to construction work costs. Costs of the Company's bid construction work exceeded gross revenues during the three month period ended December 31, 1997 by $397,058. Total costs of revenues exceeded gross revenues during this period in 1997 by approximately 146% because projects were under bid and management believes that the Company should have done a better job of managing the costs associated with the contracts in progress.
An additional factor was inclement weather (rain) which affected the number of work days which the Company could perform on these projects. During the three month period ended December 31, 1996, the percentage of costs relevant to construction represented approximately 90% of gross revenues.

     Operating expenses remained relatively constant during the relevant three month period, as such expenses in the three month period ended December 31, 1996 were $162,420, compared to $166,456 at December 31, 1997, an increase of $4,036 (2.5%). Management continued its practice of not taking any salaries during this period. As a result, the Company had a net loss for the three month period ended December 31, 1997, of ($680,166) (approximately $.10 per share) as compared to a net loss for the same period in 1996, of $(38,856), ($.009 per share) inclusive of income tax liabilities.

Liquidity and Capital Resources

     Relating to the Company's assets and liabilities, during the six month period ended December 31, 1997, cash increased from $164,977 at June 30, 1997, to $283,679 at December 31, 1997, as a
result of proceeds received by the Company from the sale of the final residential home discussed above.

     Outstanding long term notes aggregating $1.131,439 are also owed to unaffiliated parties, including a $1.1 million note payable which arose from the acquisition of Old IHC's acquisition of IECM, which bears interest at the prime rate, plus 1%. The original terms were that principal was payable in five equal consecutive installments commencing January 1998 and ending January 2002. In the event the Company completes a public or private offering of its securities during the principal term of this note, it is obligated to prepay the lesser of $500,000 or the remaining balance. Upon completion of a second offering, all balances would become due. As a result of the private financing undertaken by the Company to date, the Company reached an agreement with the holder of this note, wherein the Company paid $212,500 towards the principal balance of this note. In addition, all interest accrued to date under the obligation was paid in full. The holder of the note agreed at that time not to call the remaining balance of $287,500 that would have been due upon completion of the Company's initial private securities offering, pending completion of a final financing plan. The note is secured by all of the issued and outstanding shares of IECM, a wholly owned subsidiary of the Company, as well as 300,000 shares of post-recapitalization common stock of the Company. In January 1998, the Company received a notice of default from this creditor, wherein the creditor alleged a default in the Company's obligations under this note due to non-payment of interest due in January 1998. As of the date of this report, management is meeting with this creditor to discuss the situation but a definitive agreement between the parties has not been reached.

     The Company has several outstanding notes to unaffiliated parties. The Company has two notes collateralized by equipment, with an interest rate of approximately 10% per annum. These notes have monthly payments aggregating approximately $2,500 and are due April 1998 and June 1999, respectively. The Company also has three short term notes outstanding to unaffiliated parties. The first is a demand note bearing interest at 6% per annum, which had a principal balance of $300,000 as of June 30, 1997. The Company reduced the principal balance by $215,000 to $85,000 during the three month period ended December 31, 1997. The second note is also a demand note bearing interest at 12% per annum, which had a principal balance of $50,000 as of June 30, 1997. During the quarter, the Company borrowed an additional $50,000, resulting in a principal balance of $100,000 as of December 31, 1997. The third note is a demand note, which had an original principal balance of $450,000. The Company reduced the principal balance to $75,000 as of December 31, 1997. This note bears no interest.

     In August 1997, the Company executed a contract to purchase the Lindenwood Shopping Center located in Lindenwood, Queens. This contract was subsequently extended on September 29, 1997. The proposed purchase price is Eight Million Dollars ($8,000,000) and the Company tendered a non-refundable deposit of $400,000 pursuant to the terms of the relevant contract. The balance of the closing price is scheduled to be tendered on or about December 31, 1997. Prior to the proposed closing date, management recognized that the Company did not have sufficient cash available to allow it to close this acquisition. In response, management met with various parties in order to attempt to raise the necessary cash, or alternatively, generate interest in the property in order to allow the transaction to close by having these non-affiliated parties acquire the shopping center for their own account and allow the Company to recover its deposit. When management entered into the contract, they had a verbal commitment from investment bankers to raise up to $2 million in additional equity capital. Unfortunately, these investment bankers advised the Company of their inability to successfully raise this capital subsequent to execution of the
applicable contract.   The transaction was closed by the Company
assigning its rights under the applicable contract to a third party in exchange for receipt by the Company of a promissory note in the principal amount of $400,000, the amount originally deposited by the Company with the initial owners. The Company did not retain any interest in the shopping center.

     In September 1997, Tahoe Realty Corp. ("Tahoe"), a wholly owned subsidiary of the Company, entered into a contract to purchase vacant land in Queens, N.Y. consisting of approximately two acres for $400,000. In December 1997, Tahoe advised the seller that is was cancelling this contract and would not be purchasing this property. As of the date of this report, the Company is awaiting the return of its $20,000 refundable deposit.

Trends

     The Company's principal revenues to date have been from its bid construction business. However, as a result of unanticipated increased costs, the construction costs associated with these construction projects has far exceeded management's expectation, resulting in significant losses to the Company from operations. It is unlikely that this situation will change in the future. If it does not change, it is unlikely that the Company could continue to operate without the protection afforded by US bankruptcy laws. As a result, management has elected to revise the current business plan of the Company, to expand into other businesses which management believes will allow the Company to generate profits in the future. As of the date of this report, while various discussions and ideas have been undertaken, no definitive new business plan has been adopted. Initially, the Company reported that it was considering undertaking a share exchange with CRT Corporation and "rollout" the current business of the Company, in order to protect the investment of its shareholders in the Company. As of the date of this report, it is not anticipated that this proposed transaction between the Company and CRT Corporation will close, primarily because of the alleged default on a $1.1 million promissory note by the Company with one of its creditors, described above under "Liquidity and Capital Resources". There can be no assurances that, even if a new business plan is adopted, that the operations of the Company will generate profits in the near future, or at all.

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

     ITEM 5.  OTHER INFORMATION - NONE

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a)  Exhibits

          EX-27   Financial Data Schedule

     (b)  Reports on Form 8-K

     On or about December 31, 1997, the Company filed a Form 8-K with the SEC advising of the proposed share exchange with CRT Corporation and the simultaneous "rollout" of the Company's present subsidiary companies. The contents of this 8-K are incorporated herein as if set forth.

                           SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IRON HOLDINGS CORP.
                                   (Registrant)


Dated: February 19, 1998           By:/s/ Anthony E. Gurino
                                      ---------------------------
                                      Anthony E. Gurino, President

                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                          Page
                                                        ---------

Consolidated balance sheets as of
  December 31 1997,and June 30, 1997                    F-2 - F-3

Consolidated statements of operations and
  accumulated deficit for the six-month period
  ended December 31, 1997, and for the six-month
  period ended December 31, 1996, including its
  predecessor, Iron Eagle Contracting and
  Mechanical, Inc. for the three-month periods
  ended December 31, 1997 and 1996                             F-4

Consolidated statements of cash flows for the
  six-month period ended December 31, 1997, and
  for the six-month period ended December 31, 1996,
  including its predecessor, Iron Eagle Contracting
  and Mechanical, Inc.                                        F-5

Notes to consolidated financial statements              F-6 - F-9

                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                        (unaudited)
                                        December 31,    June 30,
                                           1997           1997
                                        -----------   -----------
Current assets:
   Cash and cash equivalents            $   283,679   $   164,977
   Contract receivables                   1,341,947     1,075,425
   Officers' loan receivable                 15,500             -
   Costs and estimated earnings in
      excess of billings on
      uncompleted contracts                 505,288       262,204
   Real estate under development                  -       274,138
   Prepaid expenses and other assets         17,734        88,264
   Current portion of note receivable        43,102             -
   Deferred income taxes                          -        25,000
                                        -----------   -----------
          Total current assets            2,207,250     1,890,008
                                        -----------   -----------
Property and equipment, at cost:
   Construction and transportation
     equipment                              302,709       310,210
   Office furniture and equipment            34,794        34,794
                                        -----------   -----------
                                            337,503       345,004
   Less accumulated depreciation            117,587        86,488
                                        -----------   -----------
                                            219,916       258,516
                                        -----------   -----------
Other assets:
   Note receivable, net of current
     portion                                356,898             -
   Intangibles                              457,651       573,482
   Deposits                                  32,505        12,505
   Deferred income taxes, net
     of current portion                           -       121,255
                                        -----------   -----------
                                            847,054       707,242
                                        -----------   -----------
                                        $ 3,274,220   $ 2,855,766
                                        ===========   ===========


         See notes to consolidated financial statements


                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                         (unaudited)
                                         December 31,   June 30,
                                            1997          1997
                                        -----------   -----------
Current liabilities:
   Notes payable                        $   260,000   $   425,000
   Current portion of long-term debt
     from business combination            1,100,000       262,500
   Current portion of long-term debt         22,956        25,032
   Accounts payable and accrued expenses  1,557,931       989,983
   Deposits                                  22,244        73,000
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts                       -        11,453
   Officer's loan payable                         -        66,500
                                        -----------   -----------
          Total current liabilities       2,963,131     1,853,468
                                        -----------   -----------
Long-term debt from business
   combination, net of current portion            -     1,050,000
Long-term debt, net of current portion        8,483        17,864
                                        -----------   -----------
                                              8,483     1,067,864
                                        -----------   -----------
Stockholders' equity (deficit):
   Common stock, par value $ .001 per
     share, 500,000,000 shares
     authorized, 6,687,000 shares issued
     and outstanding at December 31,
     1997                                     6,687             -
     5,000,000 shares issued and
     outstanding at June 30, 1996                 -         5,000
   Additional paid-in capital             1,025,761        28,000
   Accumulated deficit                     (729,842)      (98,566)
                                        -----------   -----------
                                      302,606       (65,566)
                                        -----------   -----------
                                        $ 3,274,220   $ 2,855,766
                                        ===========   ===========

            See notes to consolidated financial statements


                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                    AND ACCUMULATED DEFICIT
                          (Unaudited)

                                    Six-month period ended   Three-month period ended
                                         December 31,             December 31,
                                   -----------------------   -----------------------
                                      1997          1996        1997         1996
                                   ----------   ----------   ----------   ----------
Revenues:
  Construction revenues earned     $2,850,691   $1,058,884   $  859,705   $  462,153
  Sales of developed real estate      325,000            -            -            -
                                   ----------   ----------   ----------   ----------
                                    3,175,691    1,058,884      859,705      462,153
                                   ----------   ----------   ----------   ----------
Cost of revenues:
  Construction costs                2,915,822      877,864    1,234,001      415,697
  Costs of developed real estate      336,087            -       22,762            -
                                   ----------   ----------   ----------   ----------
                                    3,251,909      877,864    1,256,763      415,697
                                   ----------   ----------   ----------   ----------
Gross profit (loss)                   (76,218)     181,020     (397,058)      46,456

Operating expenses                    335,205      343,762      166,456      162,420
                                   ----------   ----------   ----------   ----------
Loss from operations                 (411,423)    (162,742)    (563,514)    (115,964)

Interest expense                       73,598        2,769       40,646        1,092
                                   ----------   ----------   ----------   ----------
Loss before income taxes             (485,021)    (165,511)    (604,160)    (117,056)

Deferred income taxes (benefit)       146,255     (123,500)      76,006      (78,200)
                                   ----------   ----------   ----------   ----------
Net loss                             (631,276)     (42,011)    (680,166)     (38,856)

Accumulated deficit,
  beginning of period                 (98,566)    (167,932)     (49,676)           -
                                   ----------   ----------   ----------   ----------
Accumulated deficit, end of period $ (729,842)  $ (209,943)  $ (729,842)  $  (38,856)
                                   ==========   ==========   ==========   ==========

Loss per share                     $    (.099)  $    (.009)  $    (.102)  $    (.009)
                                   ==========   ==========   ==========   ==========


            See notes to consolidated financial statements

                               F-4

                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                           Six-month period ended
                                                                December 31,
                                                          -------------------------
                                                              1997          1996
                                                          -----------   -----------
Net loss                                                  $  (631,276)  $   (42,011)
                                                          -----------   -----------
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Amortization                                                39,167        25,832
   Depreciation                                                33,098        31,464
   Loss on sale of equipment                                    2,500             -
   Write off of deferred charges                               35,112             -
   Changes in assets and liabilities:
      Decrease (increase) in contract receivables            (266,522)     (316,066)
      Decrease (increase) in costs and estimated earnings
        in excess of billings on uncompleted contracts       (243,084)     (163,291)
      Decrease (increase) in real estate under development    274,138      (542,338)
      Decrease (increase) in prepaid expenses and
        other assets                                           70,530       (23,948)
      Decrease (increase) in deferred income taxes            146,255      (123,500)
      Decrease (increase) in deposits                         (20,000)       23,100
      Increase (decrease) in accounts payable
        and accrued expenses                                  567,948       312,111
      Increase (decrease) in billings in excess of
        and estimated earnings on uncompleted contracts       (11,453)            -
      Increase (decrease) in deposits                         (50,756)            -
                                                          -----------   -----------
          Total adjustments                                   576,933      (776,636)
                                                          -----------   -----------
          Net cash used in operating activities               (54,343)     (818,647)
                                                          -----------   -----------
Cash flow from investing activities:
      Capital expenditures                                          -       (10,085)
      Proceeds from sale of equipment                           3,000             -
      Deposit converted to note receivable                   (400,000)            -
      Advances made to officer                                (15,500)            -
                                                          -----------   -----------
           Net cash used in investing activities             (412,500)      (10,085)
                                                          -----------   -----------
Cash flows from financing activities:
      Principal payments under loan agreements               (223,955)      (12,049)
      Proceeds from loan agreements                                 -       411,300
      Principal payments on notes payable                    (315,000)            -
      Proceeds from notes payable                             150,000             -
      Capital contribution from parent company                      -       250,000
      Proceeds from issuance of common stock                1,041,000             -
      Repayment of officer loan                               (66,500)            -
                                                          -----------   -----------
          Net cash provided by financing activities           585,545       649,251
                                                          -----------   -----------
Net increase (decrease) in cash and cash equivalents          118,702      (179,481)
Cash and cash equivalents, beginning of period                164,977       195,668
                                                          -----------   -----------
Cash and cash equivalents, end of period                  $   283,679   $    16,187
                                                          ===========   ===========

            See notes to consolidated financial statements

                               F-5

                             IRON HOLDINGS CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the six-month period ended December 31, 1997 and the
             six-month period ended December 31, 1996, including
        its predecessor, Iron Eagle Contracting and Mechanical, Inc., for the three-month periods ended December 31, 1997 and 1996


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

          Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Iron Holdings Corp. ("IHC"), and of its wholly-owned subsidiaries, Iron Eagle Contracting and Mechanical, Inc. ("Iron Eagle"), LW Plaza Realty Corp. and Tahoe Realty Corp., for the six-month and three-month periods ended December 31, 1997. Intercompany transactions and balances have been eliminated in consolidation.

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

     Iron Eagle is a construction contractor engaged in pipe work including gas and water mains as well as steel installation. The subsidiary operates in the New York City metropolitan area. The Company has also developed a tract of real estate in Ozone Park, New York, on which it built five two-family homes. The final home was sold during the six-month period ended December 31, 1997.

     On February 18, 1997, Iron Holdings Corp. incorporated a wholly-owned subsidiary, LW Plaza Realty Corp. The subsidiary is inactive and has not engaged in any operations or generated any revenue. However, it had entered into a contract to purchase a shopping center as discussed in
     Note 3.

     During August 1997, Iron Holdings Corp. incorporated a wholly-owned subsidiary, Tahoe Realty Corp. The subsidiary is inactive and has not engaged in any operations or generated any revenue. However, it had entered into a contract to purchase land as discussed in Note 3.

          Loss per share

     Loss per share has been computed based on the weighted average number of common shares outstanding. For the period prior to the reverse acquisition discussed in the basis of presentation section above, the number of common shares outstanding used in computing earnings per share is the number of common shares received by the shareholders of Old IHC in connection with such reverse acquisition (4,500,000 shares). For the six-month periods ended December 31, 1997 and 1996, the weighted average number of shares used in the calculation was 6,385,190 and 4,500,000, respectively. For the three-month periods ended December 31, 1997 and 1996, the weighted average number of shares used in the calculation was 6,687,000 and 4,500,000, respectively.

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

          Offshore securities offering

     On April 21, 1997, the Company entered into an Offshore Securities Subscription Agreement with Anchor Capital Management, Ltd. ("Anchor"), a corporation organized under the laws of Turks and Caicos, British West Indies. Under the terms of the agreement, Anchor paid $28,000 for the option to purchase up to 2,800,000 shares of the Company's common stock at $1.50 per share. The options expired October 21, 1997.

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

3.   Commitments

          Shopping center acquisition

     The Company has negotiated the purchase of a shopping center located in Queens, New York, and designated as the "Lindenwood Shopping Center".
     The Company executed a Contract of Sale for a purchase price of $8,000,000 and tendered a non-refundable deposit of $400,000. When management entered into the contract, they had a verbal commitment from investment bankers to raise up to $2 million in additional equity capital. Unfortunately, these investment bankers advised the Company of their inability to successfully raise this capital subsequent to execution of the applicable contract. During 1997, management recognized that the Company did not have sufficient cash available to allow it to close this acquisition. On December 31, 1997, in response to these developments, management assigned the contract to an unrelated third party. To compensate the Company for its $400,000 deposit, the purchaser gave the Company a $400,000 note. The note is receivable in quarterly installments of $14,367, including interest at 8%. Such payments commence on April 8, 1998 and end on January 8, 2003 with the balance due at that time.

          Land purchase contract

     In August 1997, the Company incorporated a wholly-owned subsidiary, Tahoe Realty Corp. ("Tahoe"). In September 1997, Tahoe entered into a contract to purchase vacant land in Queens, N.Y. for approximately $400,000 and paid a $20,000 refundable deposit. In December 1997, Tahoe advised the seller that the Company was cancelling the contract and would not be purchasing the property.

4.   Notice of default

     In January 1998, the Company was notified by JJFN Services, Inc. ("JJFN"), the holder of the note payable from the business combination, that JJFN considered it to be in default on its obligation for non-payment of interest due in January 1998. Management is in the process of re-negotiating the terms of the note in an attempt to cure the default.

5.   Proposed reverse merger and rollout

     Effective December 24, 1997, the Company entered into a letter of intent with CRT Corporation ("CRT"), a privately held Nevada corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of CRT, in exchange for issuance by the Company of previously unissued "restricted" common stock. Simultaneous thereto, the Company intends to "rollout" the subsidiary companies which were acquired as part of the merger which took place on or about March 31, 1997 with Iron Holdings Corp., a New York corporation ("Old Iron"). The Company will cancel all of the shares previously issued to the shareholders of Old Iron aggregating 4,500,000 shares as part of the material terms of unwinding this transaction.

     The relevant terms of the proposed CRT transaction require the Company to issue to the CRT shareholders an aggregate of 8,748,000 "restricted" common shares, representing 80% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of CRT. It is anticipated that this transaction will close shortly after the filing of this report. However, there can be no assurances that either or both of the aforesaid transactions will successfully close.

                      IRON HOLDINGS CORP.

         Exhibit Index to Quarterly Report on Form 10-QSB
            For the Quarter Ended December 31, 1997

EXHIBITS                                                  Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . .     20