Form 10QSB
period 1998-03-31
IRON HOLDINGS CORP
filed 1998-05-27
CIK 917558

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.


                          FORM 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended: March 31, 1998

                 Commission File Number: 0-23208

                       IRON HOLDINGS CORP.
                       -------------------
 (Exact name of small business issuer as specified in its charter)


     Nevada                                       84-1251553
     ------                                       ----------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)               Identification No.)


88-90 103rd Avenue
Ozone Park, New York                                 11417
--------------------                                 -----
(Address of principal executive office)            (Zip Code)


                          (718) 843-4753
                          --------------
                    (Issuer's Telephone Number)



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No ____.



The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1998, was 6,687,000 shares.






                  Page One of Twenty-One Pages

                              PART I

ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month periods ended March 31, 1998 and 1997 are attached hereto.

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

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company and its subsidiaries, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's consolidated results of operations for the nine month period ended March 31, 1998.

Results of Operations

     Comparison of Results of Operations for the Nine Month Periods Ended March 31, 1998 and 1997.

     During the nine month period ended March 31, 1997, the Company generated revenues of $3,579,590, compared to the Company's revenues for the nine month period ended March 31, 1998, of
$3,175,691, a decrease of $403,899 (11.3%).   Of the aggregate
revenues generated by the Company during the nine month period ended March 31, 1998, $2,850,691 were from construction projects, with the balance ($325,000) derived from the sale of the last of the Company's five original residential homes. This decrease in revenues can best be explained by the fact that the Company's operating subsidiary, IECM, did not generate any revenues during the quarter ended March 31, 1998.

     Cost of revenues was $3,001,344 at March 31, 1997, compared to $3,556,313 at March 31, 1998, an increase of $554,969 (18.5%), due primarily to construction costs associated with the Company's bid construction work ($3,220,226), as well as costs applicable to the residential home sold ($336,087). Costs of the Company's bid construction work exceeded gross revenues during the nine month period ended March 31, 1998 by $369,535 (approximately 13% of gross revenues) because projects were under bid and management believes that the Company should have done a better job of managing the costs associated with the contracts in progress. An additional factor was inclement weather (rain) which affected the number of work days which the Company could perform on these projects. Management cannot definitively estimate when, or if, costs of revenues will decrease sufficiently to allow the Company to begin to have any opportunity to generate profits from operations. As a result, management is considering revising the Company's business plan in order to undertake other businesses, which will allow the Company to generate profits in the future. As of the date of this report, no definitive new business plan has been adopted in this regard, but it is the intention of management to finalize such a new plan in the next thirty days. Applicable thereto, the Company entered into a non-binding letter of intent with CRT Corporation, a Nevada corporation, wherein the Company is considering changing its principal business by acquiring new businesses and "rolling out" the Company's current operations. See "Part II, Item 5. Other Information," below herein. However, as of the date of this report, management is not optimistic as to the success of this proposed transaction due, among other things, to the dispute between the Company and one of its creditors concerning an alleged default by the Company on a promissory note in the principal amount of approximately $1.1 million. See "Liquidity and Capital Resources" below.

     Operating expenses were $602,433 for the nine month period ended March 31, 1998 compared to $534,465 for the nine month period ended March 31, 1997, an increase of $67,968 (12.7%). This increase was due to an increase in bad debts of $131,450, which was partly offset by a $63,482 decrease in other operating expenses. Such decrease resulted from a reduction in office staff and other administrative economies. Interest was $84,367 for the nine month period ended March 31, 1998 compared to $0 for the nine month period ended March 31, 1997. Interest expense arose principally from long-term debt related to the business combination effected March 31, 1997. As a result, the Company had a net loss for the nine month period ended March 31, 1998 (including deferred income tax expense) of ($1,213,677) (approximately $.19 per share) as compared to a net income for the same period in 1997 of $59,469 (earnings of $.01 income per share) inclusive of income tax benefits.

     Comparison of Results of Operations for the Three Month
Periods ended March 31, 1998 and 1997.

     In the three month period ended March 31, 1998, the Company's business continued to suffer a significant negative turn, primarily as a result of costs continuing to be recognized on construction projects where the Company was not able to recognize any revenues. This situation resulted from two developments. First, the Company lost two contracts because the awarding agency found that the Company was not performing as required under the contracts. The deficiencies were the result of the Company not having sufficient liquidity to perform its contract obligations on a timely basis. Due to the loss of those contracts, the Company would not recognize any revenue from those contracts despite the fact that it had incurred construction costs on such contracts of over $80,000 during the quarter. In addition, the Company recognized bad debts of $131,450 from prior billings on those contracts.

     Secondly, the Company continued to incur construction costs on one contract, which has experienced significant cost overruns. It is unlikely that the Company will be able to bill such cost overruns. Therefore, the Company did not recognize any further revenue under such contract.

     Further, as a result of the loss of such contracts, it is possible that the Company may incur a future cost associated with the bonding company awarding the job to a different contractor. However, in the opinion of management, unreimbursed costs incurred in connection with such contracts are more than sufficient to eliminate any potential liability. In any event, the amount or timing of any such potential liability cannot be determined at the date of this report.

     Operating expenses were $252,228 for the three month period, ended March 31, 1998 compared to $181,945 for the three month period ended March 31, 1997, an increase of $70,283 (38.6%). The increase was due to bad debts of $131,450, which resulted from the loss of contracts described above. Such increase was offset by a $61,167 decrease in other operating expenses, which resulted from a reduction in office staff and other administrative economies. Management continued its practice of not taking any salaries during this period. As a result, the Company had a net loss for the three month period ended March 31, 1998, of ($582,401) (approximately $.09 per share) as compared to net income for the same period in 1997 of $107,469 ($.02 per share) net of deferred income tax expense.

Liquidity and Capital Resources

     Relating to the Company's assets and liabilities, during the nine month period ended March 31, 1998, cash decreased from $164,977 at June 30, 1997, to $44,856 at March 31, 1998, as a
result of losses incurred during the period.

     Outstanding long term notes aggregating $1,130,184 are also owed to unaffiliated parties, including a $1.1 million note payable which arose from the acquisition of Old IHC's acquisition of IECM, which bears interest at the prime rate, plus 1%. The original terms were that principal was payable in five equal consecutive installments commencing January 1998 and ending January 2002. In the event the Company completes a public or private offering of its securities during the principal term of this note, it is obligated to prepay the lesser of $500,000 or the remaining balance. Upon completion of a second offering, all balances would become due. As a result of the private financing undertaken by the Company to date, the Company reached an agreement with the holder of this note, wherein the Company paid $212,500 towards the principal balance of this note. In addition, all interest accrued to date under the obligation was paid in full. The holder of the note agreed at that time not to call the remaining balance of $287,500 that would have been due upon completion of the Company's initial private securities offering, pending completion of a final financing plan. The note is secured by all of the issued and outstanding shares of IECM, a wholly owned subsidiary of the Company, as well as 300,000 shares of post-recapitalization common stock of the Company. In January 1998, the Company received a notice of default from this creditor, wherein the creditor alleged a default in the Company's obligations under this note due to non-payment of interest due in January 1998. As of the date of this report, management is meeting with this creditor to discuss the situation but a definitive agreement between the parties has not been reached.

     The Company has several outstanding notes to unaffiliated parties. The Company has two notes collateralized by equipment, with an interest rate of approximately 10% per annum. These notes have monthly payments aggregating approximately $2,500 and are due April 1998 and June 1999, respectively. The Company also has a short term note outstanding to an unaffiliated party. The note is a demand note, which had an original principal balance of $450,000. The Company reduced the principal balance to $75,000 as of March 31, 1998. This note bears no interest.

     In August 1997, the Company executed a contract to purchase the Lindenwood Shopping Center located in Lindenwood, Queens. This contract was subsequently extended on September 29, 1997. The proposed purchase price is Eight Million Dollars ($8,000,000) and the Company tendered a non-refundable deposit of $400,000 pursuant to the terms of the relevant contract. The balance of the closing price was scheduled to be tendered on or about December 31, 1997. Prior to the proposed closing date, management recognized that the Company did not have sufficient cash available to allow it to close this acquisition. In response, management met with various parties in order to attempt to raise the necessary cash, or alternatively, generate interest in the property in order to allow the transaction to close by having these non-affiliated parties acquire the shopping center for their own account and allow the Company to recover its deposit. When management entered into the contract, they had a verbal commitment from investment bankers to raise up to $2 million in additional equity capital. Unfortunately, these investment bankers advised the Company of their inability to successfully raise this capital subsequent to execution of the
applicable contract.   The transaction was closed by the Company
assigning its rights under the applicable contract to a third party in exchange for receipt by the Company of a promissory note in the principal amount of $400,000, the amount originally deposited by the Company with the initial owners. The Company did not retain any interest in the shopping center.

     In September 1997, Tahoe Realty Corp. ("Tahoe"), a wholly owned subsidiary of the Company, entered into a contract to purchase vacant land in Queens, N.Y. consisting of approximately two acres, for $400,000. In April 1998, the Company purchased the property and began to clear the land for construction. The Company intends to build eight two-family houses. The purchase was financed by borrowing $200,000 from unaffiliated parties at 12% to 15% interest with the seller receiving a $200,000 mortgage at 10% interest. Principal is payable on all of the loans as the houses are sold. Construction is expected to begin in June 1998 and to be completed by December 1998. Proceeds from sales and total costs to develop the property, including administrative and financing costs, are estimated to be approximately $2,870,000 and $2,310,000, respectively. However, there can be no assurance that the Company will have sufficient financial resources to undertake these projects, or, if so undertaken, that the proceeds to the Company will be as indicated herein.

Trends

     The Company's principal revenues to date have been from its bid construction business. However, as a result of unanticipated increased costs, the construction costs associated with these construction projects has far exceeded management's expectation, resulting in significant losses to the Company from operations. It is unlikely that this situation will change in the future. If it does not change, it is unlikely that the Company could continue to operate without the protection afforded by US bankruptcy laws. As a result, management has elected to revise the current business plan of the Company, to expand into other businesses which management believes will allow the Company to generate profits in the future, including the real estate development business with which it has had some measure of success. As of the date of this report, while various discussions and ideas have been undertaken, no definitive new business plan has been adopted. Initially, the Company reported that it was considering undertaking an acquisition of various businesses from CRT Corporation, an unaffiliated private corporation, and "rollout" the current business of the Company, in order to protect the investment of its shareholders in the Company. As of the date of this report, it is not anticipated that this proposed transaction between the Company and CRT Corporation will close, primarily because of the alleged default on a $1.1 million promissory note by the Company with one of its creditors, described above under "Liquidity and Capital Resources". There can be no assurances that, even if a new business plan is adopted, that the operations of the Company will generate profits in the near future, or at all.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the nine month period ended March 31, 1998.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Company presently owns less than $20,000 worth of computers. It utilizes outside contractors for the bulk of its computer work. These consultants have advised the Company that they have made all necessary revisions to their software to avoid any potential problems arising in the year 2000. Relevant to the Company's computers, management is in the process of retaining outside computer consultants to assist the Company in insuring that its computers will not fail in 2000. However, as of the date of this report, the Company does not have available a definitive cost applicable to any service to be undertaken on its computer software to avoid any problems in this regard. While no assurances can be provided, management believes that such cost will not be material to the Company.

                    PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS - NONE

     ITEM 2.  CHANGES IN SECURITIES - NONE

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

     ITEM 5.  OTHER INFORMATION -

     Previously, in December 1997, the Company filed a report on Form 8-K advising of its execution of a non-binding letter of intent to acquire various existing businesses from CRT Corporation, an unaffiliated private corporation. As of the date of this report, this transaction has not closed due to reasons discussed in "Results of Operations" included herein.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a)  Exhibits

          EX-27   Financial Data Schedule

     (b)  Reports on Form 8-K

     On or about March 30, 1998, the Company filed a Form 8-K dated March 20, 1998, with the SEC advising of a restructuring of the transaction reported in its Form 8-K dated December 29, 1997, advising of a proposed share exchange with CRT Corporation, a simultaneous "unwinding" of the merger effectuated on or about March 31, 1997, with Iron Holdings Corp., a New York corporation ("Old Iron") and the simultaneous "rollout" of the Company's present subsidiary companies. The restructure of the transaction eliminated the unwinding of the merger with Old Iron, and provided for the sale of its existing subsidiary companies to a third party. The contents of this 8-K are incorporated herein as if set forth.

                         SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IRON HOLDINGS CORP.
                                   (Registrant)


Dated: May 27, 1998                By:/s/ Anthony E. Gurino
                                      ---------------------------
                                      Anthony E. Gurino, President

                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                           Page
                                                        ----------

Consolidated balance sheets as of
  March 31 1998 and June 30, 1997                        F-2 - F-3

Consolidated statements of operations and
  retained earnings (accumulated deficit)
  for the nine-month period ended March 31, 1998
  and for the nine-month period ended March 31,
  1997 including its predecessor, Iron Eagle
  Contracting and Mechanical, Inc. for the
  three-month periods ended March 31, 1998 and 1997            F-4

Consolidated statements of cash flows for the
  nine-month period ended March 31, 1998, and
  for the nine-month period ended March 31, 1997,
  including its predecessor, Iron Eagle Contracting
  and Mechanical, Inc.                                         F-5

Notes to consolidated financial statements               F-6 - F-9

                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                        (unaudited)
                                         March 31,      June 30,
                                           1998           1997
                                        -----------   -----------
Current assets:
   Cash and cash equivalents            $    44,856   $   164,977
   Contract receivables                     357,583     1,075,425
   Officers' loan receivable                  1,172             -
   Costs and estimated earnings in
      excess of billings on
      uncompleted contracts                 584,162       262,204
   Real estate under development                  -       274,138
   Prepaid expenses and other assets              -        88,264
   Current portion of note receivable        43,102             -
   Deferred income taxes                          -        25,000
                                        -----------   -----------
          Total current assets            1,030,875     1,890,008
                                        -----------   -----------
Property and equipment, at cost:
   Construction and transportation
     equipment                              302,709       310,210
   Office furniture and equipment            34,794        34,794
                                        -----------   -----------
                                            337,503       345,004
   Less accumulated depreciation            133,824        86,488
                                        -----------   -----------
                                            203,679       258,516
                                        -----------   -----------
Other assets:
   Note receivable                          171,898             -
   Intangibles                              431,400       573,482
   Deposits                                  32,505        12,505
   Deferred income taxes, net
     of current portion                           -       121,255
                                        -----------   -----------
                                            635,803       707,242
                                        -----------   -----------
                                        $ 1,870,357   $ 2,855,766
                                        ===========   ===========


         See notes to consolidated financial statements


                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                         (unaudited)
                                          March 31,     June 30,
                                            1998          1997
                                        -----------   -----------
Current liabilities:
   Notes payable                        $    75,000   $   425,000
   Current portion of long-term debt
     from business combination            1,100,000       262,500
   Current portion of long-term debt         22,956        25,032
   Accounts payable and accrued expenses    915,191       989,983
   Deposits                                  12,244        73,000
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts                  17,533        11,453
   Officer's loan payable                         -        66,500
                                        -----------   -----------
          Total current liabilities       2,142,924     1,853,468
                                        -----------   -----------
Long-term debt from business
   combination, net of current portion            -     1,050,000
Long-term debt, net of current portion        7,228        17,864
                                        -----------   -----------
                                              7,228     1,067,864
                                        -----------   -----------
Stockholders' deficit:
   Common stock, par value $.001 per
     share, 500,000,000 shares
     authorized, 6,687,000 shares issued
     and outstanding at March 31, 1998        6,687             -
     5,000,000 shares issued and
     outstanding at June 30, 1997                 -         5,000
   Additional paid-in capital             1,025,761        28,000
   Accumulated deficit                   (1,312,243)      (98,566)
                                        -----------   -----------
                                           (279,795)      (65,566)
                                        -----------   -----------
                                        $ 1,870,357   $ 2,855,766
                                        ===========   ===========

            See notes to consolidated financial statements


                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINER EARNINGS
                      (ACCUMULATED DEFICIT)
                          (Unaudited)

                                   Nine-month period ended   Three-month period ended
                                           March 31,               March 31,
                                   -----------------------   -----------------------
                                      1998          1997        1998         1997
                                  -----------   ----------   -----------   ----------
Revenues:
  Construction revenues earned    $ 2,850,691   $3,579,590   $         -   $2,520,706
  Sales of developed real estate      325,000            -             -            -
                                  -----------   ----------   -----------   ----------
                                    3,175,691    3,579,590             -    2,520,706
                                  -----------   ----------   -----------   ----------
Cost of revenues:
  Construction costs                3,220,226    3,001,344       304,404    2,123,480
  Costs of developed real estate      336,087            -             -            -
                                  -----------   ----------   -----------   ----------
                                    3,556,313    3,001,344       304,404    2,123,480
                                  -----------   ----------   -----------   ----------
Gross profit (loss)                  (380,622)     578,246      (304,404)     397,226

Operating expenses                    602,433      534,465       252,228      181,945
                                  -----------   ----------   -----------   ----------
Income (loss) from operations        (983,055)      43,781      (556,632)     215,281

Interest expense                      (84,367)           -       (25,769)           -
                                  -----------   ----------   -----------   ----------
Income (loss) before income taxes  (1,067,422)      43,781      (582,401)     215,281

Deferred income taxes (benefit)       146,255      (15,688)            -      107,812
                                  -----------   ----------   -----------   ----------
Net income (loss)                  (1,213,677)      59,469      (582,401)     107,469

Accumulated deficit,
  beginning of period                 (98,566)    (167,932)     (729,842)     (38,856)
                                  -----------   ----------   -----------   ----------
Retained earnings (accumulated
  deficit), end of period         $(1,312,243)  $ (108,463)  $(1,312,243)  $   68,613
                                  ===========   ==========   ===========   ==========

Income (loss) per share           $     (.187)  $     .013   $     (.087)  $     .024
                                  ===========   ==========   ===========   ==========


            See notes to consolidated financial statements


                       IRON HOLDINGS CORP.
                        AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                          Nine-month period ended
                                                                  March 31,
                                                          -------------------------
                                                              1998          1997
                                                          -----------   -----------
Net income (loss)                                         $(1,213,677)  $    59,469
                                                          -----------   -----------
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Amortization                                                65,419        50,726
   Depreciation                                                49,336        47,058
   Loss on sale of equipment                                    2,500             -
   Write off of deferred charges                               35,112             -
   Changes in assets and liabilities:
      Decrease (increase) in contract receivables             717,842      (583,269)
      Decrease (increase) in costs and estimated earnings
        in excess of billings on uncompleted contracts       (321,958)     (246,653)
      Decrease (increase) in real estate under development    274,138       133,430
      Decrease (increase) in prepaid expenses and
        other assets                                           88,264        41,819
      Decrease (increase) in deferred income taxes            146,255       (15,688)
      Decrease (increase) in deposits                         (20,000)      (11,605)
      Increase (decrease) in accounts payable
        and accrued expenses                                  (74,792)      364,377
      Increase (decrease) in billings in excess of
        and estimated earnings on uncompleted contracts         6,080        79,922
      Increase (decrease) in deposits                         (60,756)            -
                                                          -----------   -----------
          Total adjustments                                   907,440      (139,883)
                                                          -----------   -----------
          Net cash used in operating activities              (306,237)      (80,414)
                                                          -----------   -----------
Cash flow from investing activities:
      Capital expenditures                                          -       (10,085)
      Proceeds from sale of equipment                           3,000             -
      Deposit converted to note receivable                   (400,000)            -
      Principal payments from note receivable                 185,000             -
      Advances made to officer                                 (8,500)            -
                                                          -----------   -----------
           Net cash used in investing activities             (220,500)      (10,085)
                                                          -----------   -----------
Cash flows from financing activities:
      Principal payments under loan agreements               (225,212)     (468,302)
      Proceeds from loan agreements                                 -       450,000
      Principal payments on notes payable                    (500,000)            -
      Proceeds from notes payable                             150,000             -
      Capital contribution from parent company                      -       250,000
      Proceeds from issuance of common stock                1,041,000             -
      Advances from (repayment to) officer                    (59,172)      120,985
      Deferred financing costs                                      -       (20,525)
                                                          -----------   -----------
          Net cash provided by financing activities           406,616       332,158
                                                          -----------   -----------
Net increase (decrease) in cash and cash equivalents         (120,121)      241,659
Cash and cash equivalents, beginning of period                164,977       195,668
                                                          -----------   -----------
Cash and cash equivalents, end of period                  $    44,856   $   437,327
                                                          ===========   ===========

            See notes to consolidated financial statements

                               F-5

                             IRON HOLDINGS CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the nine-month period ended March 31, 1998 and the
               nine-month period ended March 31, 1997, including
         its predecessor, Iron Eagle Contracting and Mechanical, Inc., for the three-month periods ended March 31, 1998 and 1997


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

          Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Iron Holdings Corp. ("IHC"), and of its wholly-owned subsidiaries, Iron Eagle Contracting and Mechanical, Inc. ("Iron Eagle"), LW Plaza Realty Corp. and Tahoe Realty Corp., for the nine-month and three-month periods ended March 31, 1998 and 1997. Intercompany transactions and balances have been eliminated in consolidation.

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

     Iron Eagle is a construction contractor engaged in pipe work including gas and water mains as well as steel installation. The subsidiary operates in the New York City metropolitan area. The Company has also developed a tract of real estate in Ozone Park, New York, on which it built five two-family homes. The final home was sold during the nine-month period ended March 31, 1998.

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

          Income (loss) per share

     Income (loss) per share has been computed based on the weighted average number of common shares outstanding. For the period prior to the reverse acquisition discussed in the basis of presentation section above, the number of common shares outstanding used in computing earnings per share is the number of common shares received by the shareholders of Old IHC in connection with such reverse acquisition (4,500,000 shares). For the nine-month periods ended March 31, 1998 and March 31, 1997, the weighted average number of shares used in the calculation was 6,484,325 and 4,500,000, respectively. For the three-month periods ended March 31, 1998 and 1997, the weighted average number of shares used in the calculation was 6,687,000 and 4,500,000, respectively.

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

3.   Commitments

          Shopping center acquisition

     The Company has negotiated the purchase of a shopping center located in Queens, New York, and designated as the "Lindenwood Shopping Center".
     The Company executed a Contract of Sale for a purchase price of $8,000,000 and tendered a non-refundable deposit of $400,000. When management entered into the contract, they had a verbal commitment from investment bankers to raise up to $2 million in additional equity capital. Unfortunately, these investment bankers advised the Company of their inability to successfully raise this capital subsequent to execution of the applicable contract. During 1997, management recognized that the Company did not have sufficient cash available to allow it to close this acquisition. On December 31, 1997, in response to these developments, management assigned the contract to an unrelated third party. To compensate the Company for its $400,000 deposit, the purchaser gave the Company a $400,000 note. During March of 1998, the Company received $185,000 against the note receivable. The balance of $215,000 is receivable in quarterly installments of $14,367, including interest at 8% commencing April 1998.

          Land purchase contract

     In August 1997, the Company incorporated a wholly-owned subsidiary, Tahoe Realty Corp. ("Tahoe"). In September 1997, Tahoe entered into a contract to purchase vacant land in Queens, New York for approximately $400,000 and paid a $20,000 refundable deposit. In April 1998, Tahoe purchased land for $400,000. The company intends to build eight two-family homes on the tract of land. Construction is expected to begin in June 1998 and completed by December 1998. Proceeds from sales and total costs to develop the property, including administrative and financing costs, are estimated to be $2,870,000 and $2,310,000, respectively.

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

                       IRON HOLDINGS CORP.

         Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended March 31, 1998

EXHIBITS                                                  Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . .     21