Form 10KSB
period 1998-06-30
MONARCH INVESTMENT PROPERTIES INC
filed 1998-10-06
CIK 917558

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

     (Mark One)
     [x] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the Fiscal Year Ended June 30, 1998

                   Commission File No. 0-23208

              MONARCH INVESTMENT PROPERTIES, INC.
              -----------------------------------
         (Name of small business issuer in its charter)

                      IRON HOLDING CORP.
                      ------------------
                   (Former Name of Issuer)

          Nevada                               84-1251553
          ------                               ----------
(State or other jurisdiction of             (I.R.S. Employer
Incorporation or Organization)            Identification Number)

                       82-17 153rd Ave.
                          Suite 202
                  Howard Beach, N.Y. 11414
                       (718) 641-1098
                       --------------
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

 Securities registered under Section 12(b) of the Exchange Act:
                            none

Securities registered under to Section 12(g) of the Exchange Act:
                        Common Stock
                        ------------
                      (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X   No
                           -----   -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  X
            -----
                (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $ -0-.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 30, 1998:
$239,172.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1998 there were 668,733 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: none

            This Form 10-KSB consists of 50 pages.
             Exhibit Index is Located at Page 45.

                      TABLE OF CONTENTS

                  FORM 10-KSB ANNUAL REPORT
  MONARCH INVESTMENT PROPERTIES, INC., F/K/A IRON HOLDINGS CORP.

                                                             PAGE
                                                             ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................         9
Item 3.    Legal Proceedings...........................        10
Item 4.    Submission of Matters to a Vote of
               Security Holders........................        10

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........        11
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................        11
Item 7.    Financial Statements........................        16
Item 8.    Changes in and Disagreements With
               Accountants on Accounting
               and Financial Disclosure................        38

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.......        38
Item 10.   Executive Compensation......................        39
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        41
Item 12.   Certain Relationships and Related
               Transactions............................        41

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        42


SIGNATURES.............................................        44

EXHIBIT INDEX .........................................        45

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

     Monarch Investment Properties, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 13, 1988, under the name Comstock Tailings Company, Incorporated, for the purpose of engaging in the acquisition and development of minerals, metals and other natural resource products and the related operations applicable to such activities. Until September 1993 and other than issuing shares to its original shareholders, the Company never commenced activities relating to its original business purpose. In September 1993, the Board of Directors of the Company elected to change the Company's principal business purpose to a "shell" corporation engaged in seeking out and acquiring another business entity or opportunity. Applicable thereto, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission on or about January 12, 1994, which registration statement became effective in August 1994.

     Relevant thereto, on or about March 31, 1997, the Company successfully consummated a merger with Iron Holdings Corp. ("Old IHC"), a New York corporation. The terms of the transaction involved the Company issuing an aggregate of 4,500,000 shares of its "restricted" Common Stock (pre reverse split) to the former shareholders of Old IHC in exchange for all of the issued and outstanding stock of Old IHC. Old IHC did not survive the transaction. The Company also changed its name to Iron Holdings Corp. As a result of this transaction, Anthony Gurino, among others, assumed his respective positions, replacing all of former management. Thereafter, the Company did elect to change the Company's fiscal year from December 31 to June 30, in order to establish continuity between Old IHC and the Company's financial reporting requirements. On June 29, 1998, the Company's shareholders approved the change of the Company's name to its present name.

     Old IHC was incorporated on October 3, 1996 in the State of New York. On January 8, 1997, Old IHC entered into an agreement and acquired all of the shares of Iron Eagle Contracting and Mechanical, Inc., a New York corporation ("IECM"). The effective date of this acquisition was October 3, 1996. It operated all of its business through this subsidiary, which business is construction contracting engaged in pipe work including gas and water mains as well as steel installation, primarily in the New York City metropolitan area. As a result of the reorganization described above herein, Old IHC ceased to exist following the merger. The Company is presently a publicly traded holding company whose Common Stock commenced trading on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. ("NASD") on June 26, 1997.

     Subsequent to the closing of the merger, the Company was a holding company for three wholly owned subsidiary companies,
including IECM.   IECM engaged in two lines of business since its
incorporation in December 1995. Its principal business has been construction contracting. The other business line has been the development and sale of residential real estate. However, due to this company incurring significant losses from operations, it ceased operations in June 1998. The other two subsidiary companies, L.W. Plaza Realty Corp. ("LWP") and Tahoe Realty Corp. ("Tahoe"), each a New York corporation, were dormant until April 1998. At that time, Tahoe commenced business activities, engaging in real estate acquisition, development and management activities. LWP remains dormant as of the date of this report, but is expected to commence business by being the entity which acquires the apartment building discussed hereinbelow.

Description of Business

     On June 29, 1998, the Company's shareholders and Directors approved a reverse split of its issued and outstanding Common Stock, effective July 31, 1998, whereby one share of Common Stock was issued in exchange for every 10 shares then issued and outstanding. This reverse stock split was adopted by a majority of the Company's voting Common Stock. All references to the number of issued and outstanding shares of the Company's Common Stock included in this report have been adjusted to reflect this reverse stock split, except as stated therein.

     As stated above, to date, the Company's previous business, the contracting business, generated insufficient gross profits and in some instances, significant losses. While the circumstances that have led to these disappointing results have varied from contract to contract, the principal deficiencies have arisen from jobs being under bid or being poorly managed in the field. In addition, for one major contract, extended delays due to inclement weather conditions during the last calendar quarter of 1997 caused significant cost overruns. These overruns were the result of inefficiencies which included additional payroll and equipment costs due to idle labor and machinery.

     During the time in which the Company was engaged in the contracting business, it also commenced a real estate development business, which has been a significant success. In 1996, Old IHC acquired undeveloped land in Ozone Park, Queens, New York. The cost of the land acquisition was $320,000. During 1997, the Company built and sold five two-family homes on Albert Road on the Ozone Park property. As of the date of this report, the Company has sold all five of these homes, ranging in sales prices from $320,000 through $330,000. The total cost to the Company for both the land and materials necessary to complete construction of all five homes was approximately $1,200,000. The performance of the Albert Road project is summarized as follows:

               Sales                    $1,642,450
               Costs                     1,264,249
                                        ----------
               Gross Profit             $  378,201
                                        ==========

     Albert Road was the only project that was managed in the field by Anthony Gurino, President of the Company. In part, the success of Albert Road was achieved by using non-union labor, an option which was not available on many of its contracting jobs. At this stage, the Company has ceased to bid any further contracting work due to the discontinued operations of IECM.

     The Company is now seeking to do what it has done best by following up the success of the Albert Road project with other real estate development and rental projects, including the following:

Tahoe Street Development Project

     Tahoe Street involves the development and sale of eight two-family homes. The project is virtually adjacent to the Albert Road project and is being managed by Anthony Gurino using non-union labor. Construction began in June 1998 and is expected to be completed by March 1999. The purchase price of this property was $400,000, $200,000 of which the Company paid at closing, with the balance being financed by the unaffiliated seller, with interest accruing at the rate of 10% thereon. This obligation will be repaid by the Company as each home is sold. Proceeds from sales and total costs to develop the property, including administrative and financing costs, are estimated to be approximately $2,870,000 and $2,310,000, respectively. To date, two of the homes have been pre-sold for an aggregate of $705,000, with the Company receiving deposits totalling $150,000 pursuant to the applicable contracts. The acquisition and development of this property has been financed from the pre-sale of the two homes and private loans. While no assurances can be provided, it is anticipated that the first home will close on or about October 15, 1998.

Hegeman Street Project

     On September 5, 1998, the Company closed on a contract to acquire real estate in Brooklyn, New York, on which it plans to build six single-family homes. The total acquisition cost for the real estate was $230,000, including permits and plans. The Company paid $65,000 down, with the balance of the $165,000 carried back by the seller on two notes, including one note in the principal amount of $110,000, with interest accruing at the rate of 7% per annum and the second note in the principal amount of $55,000 accruing interest at the rate of 10.5% per annum. Each note will become due upon the earlier of 2 years, or upon closing of the sale of the residential homes. The Company is seeking to obtain a $250,000 construction loan commitment to finance the project. Construction is scheduled to commence in early calendar 1999 and is expected to take approximately six months to complete.

     The homes will be offered for sale at $199,000 each and will be eligible for FHA/VA approved mortgages. If the Company commences marketing of the sale of these homes, net profits for the project are projected to be approximately $200,000. However, the Company is also reviewing the possibility of constructing 3 family homes as opposed to single family homes and thereafter, co-owning these homes upon completion of construction and renting the same. If this scenario is undertaken, it is estimated that the Company will rent each home at the rate of $900 per month, with the Company maintaining these properties as landlord. As of the date of this report, the architect retained by the Company is reviewing the feasibility of this proposal. It is anticipated that a decision as to how to proceed will be made in October 1998.

Apartment Building

     The Company is evaluating the prospect of acquiring a 34 unit apartment building in Manhattan, on which the Company will assume management. The total acquisition price is $2,685,000. The Company has received a $2 million mortgage commitment from Lehman Holdings, Inc. The $685,000 balance of the acquisition price would be payable in cash at closing. In order to acquire this property, management has received a verbal commitment from private financing sources to provide $600,000 in exchange for a 60% interest in this building, with the Company retaining the balance of the 40% interest in consideration for the Company serving as the managing partner of the project. Based on current rentals and expenses, the building is expected to generate $125,000 of annual cash flow after debt service on the new mortgage. The Company would then consider whether to continue to develop the real estate rental subsidiary, possibly developing it into a Real Estate Investment Trust ("REIT"), or other alternatives, including providing for the private investors to convert their interest in the project into stock of the Company. As of the date of this report, no discussions in this regard have occurred.

Other Events

     Effective December 24, 1997, the Company entered into a letter of intent with CRT Corporation ("CRT"), a privately held Nevada corporation, whereby the Company agreed in principle to acquire all of the issued and outstanding shares of CRT, in exchange for issuance by the Company of previously unissued "restricted" common stock. Simultaneous thereto, the Company intended to unwind the merger which took place on or about March 31, 1997 with Iron

Holdings Corp., a New York corporation ("Old Iron"). The Company intended to cancel all of the shares previously issued to the shareholders of Old Iron aggregating 4,500,000 shares as part of the material terms of unwinding this transaction.

     The relevant terms of the proposed CRT transaction required the Company to issue to the CRT shareholders an aggregate of 8,748,000 "restricted" common shares, representing 80% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of CRT. This transaction was subject to satisfaction of certain conditions, including completion of due diligence activities, the approval of the transaction by the Company's and CRT shareholders and confirmation of the financial condition of CRT by presentation of CRT audited financial statements. However, management elected not to consummate this proposed transaction and adopted the revised business plan outlined in detail under "Item 1, DESCRIPTION OF BUSINESS" above herein.

     In August 1997, the Company executed a contract to purchase the Lindenwood Shopping Center located in Lindenwood, Queens. This contract was subsequently extended on September 29, 1997. The proposed purchase price of the shopping center was Eight Million Dollars ($8,000,000) and the Company tendered a non-refundable deposit of $400,000 pursuant to the terms of the relevant contract. The balance of the closing price was scheduled to be tendered on or about December 31, 1997. Prior to the proposed closing date, management recognized that the Company did not have sufficient cash available to allow it to close this acquisition. In response, management met with various parties in order to attempt to raise the necessary cash, or alternatively, generate interest in the property in order to allow the transaction to close by having these non-affiliated parties acquire the shopping center for their own account and allow the Company to recover its deposit. When management entered into the contract, they had a verbal commitment from investment bankers to raise up to $2 million in additional equity capital. Unfortunately, these investment bankers advised the Company of their inability to successfully raise this capital
subsequent to execution of the applicable contract.   The
transaction was closed by the Company assigning its rights under the applicable contract to a third party in exchange for receipt by the Company of a promissory note in the principal amount of $400,000, the amount originally deposited by the Company with the initial owners. The Company did not retain any interest in the shopping center. The assignment of this contract was authorized by the Company's shareholders. See "Part I, Item 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS" below herein.

     During the fiscal year ended June 30, 1998, the Company made an offer to acquire approximately 1.3 acres of land in Queens, New York adjacent to the Belle Harbor Yacht Club for a purchase price of $1,100,000, which offer was preliminarily accepted. Approval of the contract was provided by the association's Board, but subsequently denied by the association's members. Management is maintaining lines of communication with the association in the hopes that they will change their position. If the Company is able to acquire this property, of which there can be no assurance, the project would involve the construction of 11 single-family homes, each having an estimated sales price of $389,000. While no assurances can be provided, net profits for the project are projected to be $750,000.

Employees

     The Company presently has two (2) part-time employees, including its President and Secretary, Anthony Gurino, and one administrative assistant. See "Item 9, DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT." The Company intends to employ additional persons on an "as needed" basis, depending upon the number of projects in which the Company is involved. Many of these persons are retained on a contractor basis. As of the date of this report, there are 15 subcontractors presently working on Company projects. Management believes that its relationship with its employees is satisfactory. No employee is a member of any union.

Competition

     The Company will compete with publicly and privately held companies in the development of residential and commercial real estate projects. There are numerous other entities engaged in these types of business endeavors who have greater resources, both financial and otherwise, than the resources presently available to the Company.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company presently leases approximately 1,000 square feet of executive office space at 82-17 153rd Ave., Suite 202, Queens, N.Y. 11414, at an aggregate cost of $400 per month pursuant to a month-to-month verbal lease. It is anticipated that the Company's present premises will be adequate to meet the

Company's needs for the foreseeable future. The Company's telephone number is (718) 641-1098 and facsimile number is (718) 843-4240. See "Item 1, DESCRIPTION OF BUSINESS" above for a description of other real property under contract to the Company and which the Company is considering for acquisition.

ITEM 3.   LEGAL PROCEEDINGS

     As a result of the prior business of the Company discussed hereinabove, the bonding company has taken back four contracts due to non-performance by the Company. These contracts shall be re-bid to other entities. The Company may be liable for any costs necessary to complete these projects in excess of the original contract amount. However, management believes that there will not be any significant liability to the Company due to costs incurred by the Company for which it will not be paid. There are no other material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal year ended June 30, 1998, the Company's shareholders undertook three separate actions by consent of a majority of the Company's shareholders pursuant to the laws of the State of Nevada including the following:

     (i) On or about December 24, 1997, holders of a majority of the issued and outstanding common stock of the Company approved, among other matters, the terms of the proposed reverse merger between the Company and CRT Corporation and the assignment of the Lindenwood Shopping Center Contract to Purchase Real Estate to JLG Holdings, Inc. However, subsequent thereto, management of the Company elected not to proceed with the proposed CRT Transaction. See "Item 1, DESCRIPTION OF BUSINESS."

     (ii) On or about June 29, 1998, holders of a majority of the issued and outstanding common stock of the Company approved a reverse stock split, effective July 31, 1998, whereby one (1) share of common stock was issued in exchange for every ten (10) shares of common stock then issued and outstanding. In addition, an amendment to the Company's Articles of Incorporation was approved, changing the name of the Company from "Iron Holdings Corp." to "Monarch Investment Properties, Inc.; and

     (iii) On or about August 10, 1998, holders of a majority of the issued and outstanding common stock of the Company removed
Dennis Sommeso as a director of the Company. Mr. Sommeso subsequently tendered a letter of resignation as a director of the Company to the Company.

                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. The Company's common stock was approved for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers on June 26, 1997. Prior to that date none of the Company's securities were traded. The initial price of the Company's common stock at June 26, 1997, was $1.00 bid, $1.50 asked. The Company's common stock presently trades under the symbol "MIPR".

     The following table sets forth the range of high and low bid prices as reported on the OTC Bulletin Board operated by the NASD for each calendar quarter commencing June 30, 1997. The information provided has been stated without adjustment for the reverse stock split undertaken by the Company which was effective July 31, 1998:

     Quarter Ended                     Bid Price
                                      Low     High
                                    _______  _______

     June 30, 1997                  $1.00    $1.50
     September 30, 1997              2.75     7.00
     December 31, 1997               0.125    3.8125
     March 31, 1998                  0.25     1.00
     June 30, 1998                   0.0625   0.5625

     (b)  Holders.  There are 12 holders of the Company's Common
Stock, not including those persons who held their stock in "street name."

     (c) Dividends. The Company has not paid any dividends on its Common Stock since its inception. The Company does not foresee that the Company will have the ability to pay a dividend on its Common
Stock in the fiscal year ended June 30, 1999.

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

Overview

     Monarch Investment Properties, Inc., f/k/a Iron Holdings Corp., f/k/a Comstock Tailings Company, Incorporated, (the "Company"), was incorporated under the laws of the State of Nevada on May 13, 1988. On March 31, 1997, pursuant to the terms of an Agreement and Plan of Reorganization, the Company acquired all of the issued and outstanding securities of Iron Holdings Corp., a New York corporation ("Old Iron"), including its wholly owned subsidiary company, Iron Eagle Contracting & Mechanical, Inc. ("IECM"), in exchange for 4,500,000 "restricted" common shares of the Company. As a result, the Company was the surviving entity, with one wholly owned subsidiary company, IECM, which was the sole operating company as of the date of the transaction. As part of the terms of the aforesaid transaction, the Company amended its Articles of Incorporation, changing its name to Iron Holdings Corp. On June 29, 1998, the Company changed its name to its present name pursuant to the affirmative consent of a majority of the holders of the Company's common stock.

     IECM was a construction contractor engaged in pipe work, including gas and water mains, as well as steel installation, primarily for city and state infrastructure construction. IECM commenced operations in January 1996 and spent most of fiscal year 1996 bidding on potential jobs. It also purchased and developed a tract of real estate in Ozone Park, New York, on which it has built and sold five (5) two-family homes. As of the date of this report, IECM has ceased operations due to its incurring significant losses from operations. Following is a description of the proposed new business plan adopted by the Company and which is presently being implemented as a result of the discontinuation of IECM's business.

Plan of Operation

     The Company's plan of operation for the next twelve months is as follows:

     The Company plans to continue and complete construction of its Tahoe Project, which consists of the construction and sale of eight two-family homes in the Ozone Park section of Queens, New York.

The Company also plans to commence and complete construction of the Hegeman Street Project in Brooklyn, New York, which consists of six single-family homes.

     Funding of the real estate development projects and of administrative operations is expected from two sources. First, the Company is seeking to raise additional capital through either a private placement or public offering of its debt or equity. The terms and amount of such offering are as yet undetermined. There can be no assurance that such offering will be successfully completed.

     Second, the Company anticipates that the note receivable which had a balance of $215,000 at June 30, 1998, will be repaid well before its specified maturity date of December 31, 2002. The debtor prepaid $100,000 of principal in August of 1998 and has express an intent to repay the balance within the next year.

     The Company also anticipates utilizing proceeds from the sale of homes constructed in the Tahoe Project to fund development of the Hegeman Street Project and subsequent projects.

     The Company does not anticipate any significant purchases or sales of equipment or any significant changes in number of employees during the next twelve months.

     A more complete description of the Company's recently adopted revised business plan is described in "Part I, Item 1, Description of Business" above.

Liquidity and Capital Resources

     Relating to the Company's assets and liabilities, during the fiscal year ended June 30 1998, cash increased from $1,157 at June 30, 1997, to $134,644 at June 30 1998, as a result of proceeds received from issuance of stock and funds received on the note receivable.

     Outstanding long term notes aggregating $1,300,000 are also owed to unaffiliated parties, including a $1.1 million note payable which arose from the acquisition of Old IHC's acquisition of IECM, which bears interest at the prime rate, plus 1%. Interest is payable in monthly installments. Principal is payable in $25,000 quarterly installments commencing January 1999 and ending January 2010. Additional principal payments will be due consisting of 25% of the gross proceeds of any private placement or public offering the company successfully completes. The note is secured by all of the issued and outstanding shares of Iron Eagle, all corporate assets of Monarch, 30,000 shares of post-split common stock of Monarch and 1.1 million warrants to purchase Monarch's common stock exercisable at $.001 for a seven year period. Such warrants will include registration rights and anti-dilutive provisions.

     Mr. Anthony Gurino, President and a Director of the Company, has also loaned the Company $141,578. This loan is provided to the Company on an interest free basis and is due upon demand. This obligation is a verbal agreement between the Company and Mr.
Gurino.

     In connection with the acquisition of the property being developed by Tahoe, the Company executed a $200,000 purchase money mortgage. The mortgage calls for quarterly payments of interest at 10% per annum with the entire unpaid balance of principal and any accrued interest due April 14, 2002. The note is secured by the property located in Queens, New York.

     The Company also has three demand notes outstanding to unaffiliated parties. The notes are demand notes, which have an original principal balances totaling $225,000.

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

     In September 1997, Tahoe Realty Corp. ("Tahoe"), a wholly owned subsidiary of the Company, entered into a contract to purchase vacant land in Queens, N.Y. consisting of approximately two acres, for $400,000. In April 1998, the Company purchased the property and began to clear the land for construction. The Company intends to build eight two-family houses. The purchase was financed by borrowing $200,000 from unaffiliated parties at 12% to 15% interest with the seller receiving a $200,000 mortgage at 10% interest. Principal is payable on all of the loans as the houses are sold. Construction began in June 1998 and is expected to be completed by March 1999. Proceeds from sales and total costs to develop the property, including administrative and financing costs, are estimated to be approximately $2,870,000 and $2,310,000, respectively. To date, two of the homes have been pre-sold for an aggregate price of $705,000, with the Company receiving deposits totalling $150,000. The acquisition and development of this property has been financed from pre-sale of the two homes and private loans. While no assurances can be provided, it is anticipated that the first home will close on or about October 15, 1998.

     In order to best implement the Company's new business plan described herein, management has recognized the necessity of raising additional capital, either debt or equity, in order to accomplish the Company's stated objectives. While it is the intention of management to undertake raising additional capital in the near future, the Company does not have any agreement or understanding with any investment banking or venture capital firm wherein there is any agreement by these entities to raise the Company any additional capital and there can be no assurances that the Company will obtain such an agreement in the future. Failure of the Company to raise additional capital will have a negative impact on the ability of the Company to expand according to its new business plan.

Trends

     The Company's principal revenues to date have been from its bid construction business. However, as a result of unanticipated increased costs, the construction costs associated with these construction projects has far exceeded management's expectation, resulting in significant losses to the Company from operations. In response thereto, management has elected to discontinue the business of IECM and implement a new business plan as described herein. This was done because it is unlikely that the Company could continue to operate without the protection afforded by US bankruptcy laws. The Company's business plan which it has adopted in this regard is described under "Plan of Operation" above, as well as under "Part I, Item 1, Description of Business." There can be no assurances that the operations of the Company will generate profits in the near future, or at all.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the fiscal year ended June 30 1998.

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

ITEM 7.  FINANCIAL STATEMENTS

                      MONARCH INVESTMENT PROPERTIES, INC.
                        (formerly IRON HOLDINGS CORP.)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                          Page

Independent Auditors' Report                                               F-2

Consolidated balance sheets as of June 30, 1998 and 1997             F-3 - F-4

Consolidated statements of operations for the year ended
  June 30, 1998, and for the six-month period ended
  June 30, 1997, and for the period October 3, 1996
  (date of incorporation) through December 31, 1996,
  and of its predecessor, Iron Eagle Contracting and
  Mechanical, Inc., for the period December 7, 1995
  (date of incorporation) through October 2, 1996                          F-5

Consolidated statements of stockholders' equity (deficit)
  for the year ended June 30, 1998, and for the six-month
  period ended June 30, 1997, and for the period October 3,
  1996 (date of incorporation) through December 31 1996,
  and of its predecessor, Iron Eagle Contracting and
  Mechanical, Inc. for the period December 7, 1995
  (date of incorporation) through October 2, 1996                          F-6

Consolidated statements of cash flows for the year ended
  June 30, 1998, and for the six-month period ended June 30,
  1997, and for the period October 3, 1996 (date of
  incorporation) through December 31, 1996, and of its
  predecessor, Iron Eagle Contracting and Mechanical, Inc.,
  for the period December 7, 1995 (date of incorporation)
  through October 2, 1996                                                  F-7

Notes to consolidated financial statements                          F-9 - F-21

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Monarch Investment Properties, Inc.
  (formerly Iron Holdings Corp.)
Howard Beach, New York


We have audited the accompanying consolidated balance sheets of Monarch Investment Properties, Inc. (formerly Iron Holdings Corp.) as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 1998, and for the six-month period ended June 30, 1997, and for the period October 3, 1996 (date of incorporation) through December 31, 1996. We have also audited the statements of operations, stockholders' equity (deficit) and cash flows of its predecessor, Iron Eagle Contracting and Mechanical, Inc., for the period December 7, 1995 (date of incorporation) through October 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Investment Properties, Inc. (formerly Iron Holdings Corp.) as of June 30, 1998 and 1997, and the results of its consolidated operations and its consolidated cash flows for the year ended June 30, 1998, the six-month period ended June 30, 1997, and for the period October 3, 1996 (date of incorporation) through December 31, 1996, and the operations and cash flows of its predecessor, Iron Eagle Contracting and Mechanical, Inc., for the period December 7, 1995 (date of incorporation) through October 2, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    HORTON & COMPANY, L.L.C.

September 22, 1998
Wayne, New Jersey

                      MONARCH INVESTMENT PROPERTIES, INC.
                        (formerly IRON HOLDINGS CORP.)

                        CONSOLIDATED BALANCE SHEETS



                                  ASSETS


                                                             June 30,
                                                     ----------------------
                                                         1998       1997
                                                     ----------  ----------
Current assets:

    Cash                                             $  134,644  $    1,157
    Current portion of note receivable                  100,000           -
    Real estate under development                       498,947           -
    Prepaid expenses and other assets                    10,191           -
    Officer's loan receivable                                 -       8,500
                                                     ----------  ----------

          Total current assets                          743,782       9,657
                                                     ----------  ----------

Property and equipment, at cost:

    Construction and transportation equipment           182,709     190,210
    Office furniture and equipment                       17,223      34,794
                                                     ----------  ----------
                                                        199,932     225,004
    Less accumulated depreciation                        82,739      50,488
                                                     ----------  ----------

                                                        117,193     174,516
                                                     ----------  ----------
Other assets:

    Note receivable, net of current portion             115,000           -
    Intangibles                                               -      76,664
    Security deposits                                    20,000           -
    Deferred income taxes                                     -      51,015
    Net assets from discontinued operations                   -   1,071,237
                                                     ----------  ----------
                                                        135,000   1,198,916
                                                     ----------  ----------

                                                     $  995,975  $1,383,089
                                                     ==========  ==========







                See notes to consolidated financial statements

                      MONARCH INVESTMENT PROPERTIES, INC.
                        (formerly IRON HOLDINGS CORP.)


                         CONSOLIDATED BALANCE SHEETS



                    LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                             June 30,
                                                     ----------------------
                                                         1998       1997
                                                     ----------  ----------
Current liabilities:
  Notes payable                                      $  225,000  $        -
  Current portion of long-term debt
    from business combination                           112,500     262,500
  Accounts payable and accrued expenses                 143,563     136,155
  Deposits                                              100,000           -
  Officer's loans payable                               141,578           -
                                                     ----------  ----------

          Total current liabilities                     722,641     398,655

Long-term debt from business combination,
  net of current portion                                987,500   1,050,000
Long-term debt                                          200,000           -
Net liabilities from discontinued operations            363,698           -
                                                     ----------  ----------
                                                      2,273,839   1,448,655
                                                     ----------  ----------

Stockholders' deficit:
  Common stock, par value $.001 per share
    500,000,000 shares authorized
    500,000 shares issued and outstanding in 1997             -         500
    668,733 shares issued and outstanding in 1998           669           -
  Additional paid-in capital                          1,031,779      32,500
  Accumulated deficit                                (2,310,312)    (98,566)
                                                     ----------  ----------

                                                     (1,277,864)    (65,566)
                                                     ----------  ----------

                                                     $  995,975  $1,383,089
                                                     ==========  ==========









                See notes to consolidated financial statements

                      MONARCH INVESTMENT PROPERTIES, INC.
                         (formerly IRON HOLDINGS CORP.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     (Predecessor)
                                     Six-month     October 3, 1996  December 7, 1995
                      Year ended    period ended      through           through
                    June 30, 1998  June 30, 1997  December 31, 1996  October 2, 1996
                    -------------  -------------  -----------------  ---------------
Revenues            $           -  $           -  $               -  $             -

Operating expenses        232,964         50,443                  -                -

Interest expense           96,367         57,769             30,267                -
                    -------------  -------------  -----------------  ---------------

Loss from
  continuing
  operations
  before income
  taxes                  (329,331)      (108,212)           (30,267)              (-)

Deferred income
  tax benefit
  (expense)               (51,015)        39,815             11,200                -
                    -------------  -------------  -----------------  ---------------

Loss from
  continuing
  operations             (380,346)       (68,397)           (19,067)              (-)

Income (loss) from
  discontinued
  operations, net
  of tax effect        (1,831,400)        27,755            (38,857)        (177,076)
                    -------------  -------------  -----------------  ---------------

Net loss            $  (2,211,746) $     (40,642) $         (57,924) $      (177,076)
                    =============  =============  =================  ===============

Loss per share data:
  Continuing
    operations               (.59)          (.14)              (.04)               -
  Discontinued
    operations              (2.79)           .05               (.09)            (.39)
                    -------------  -------------  -----------------  ---------------

  Net loss
    per share       $       (3.38) $        (.09) $            (.13) $          (.39)
                    =============  =============  =================  ===============







                   See notes to consolidated financial statements

                      MONARCH INVESTMENT PROPERTIES, INC.
                        (formerly IRON HOLDINGS CORP.)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

     For the year ended June 30, 1998, and for the six-month period ended
   June 30, 1997, and for the period October 3, 1996 (date of incorporation) through December 31, 1996, and of its predecessor, Iron Eagle Contracting and
   Mechanical, Inc. for the period December 7, 1995 (date of incorporation)
                           through October 2, 1996


                                                      Additional
                                       Common Stock     Paid-in    Accumulated
                                     Shares   Amount    Capital      Deficit
                                     -------  ------  ----------  ------------
Common stock issued at inception, as
    restated for reverse
      acquisition accounting         450,000  $  450  $1,249,550  $          -

Net loss for the period December 7,
  1995 through October 2, 1996             -       -           -      (177,076)
                                     -------  ------  ----------  ------------

Balances, October 2, 1996            450,000     450   1,249,550      (177,076)

Recapitalization for purchase
  business combination,
  October 3, 1996                          -       -  (1,249,550)      177,076

Net loss for the period
  October 3, 1996 through
  December 31, 1996                        -       -           -      (57,924)
                                     -------  ------  ----------  -----------

Balances, December 31, 1996          450,000     450       4,050      (57,924)

Common stock issued in
  reverse acquisition                 50,000      50         450            -

Stock options exercised                    -       -      28,000            -

Net loss for the period
  January 1, 1997 through
  June 30, 1997                            -       -           -      (40,642)
                                     -------  ------  ----------  -----------

Balances, June 30, 1997              500,000     500      32,500      (98,566)

Issuance of stock                    168,733     169     999,279            -

Net loss for year ended
  June 30, 1998                            -       -           -  $(2,211,746)
                                     -------  ------  ----------  -----------

Balance, June 30, 1998               668,733  $  669  $1,031,779  $(2,310,312)
                                     =======  ======  ==========  ===========

                See notes to consolidated financial statements

                     MONARCH INVESTMENT PROPERTIES, INC.
                        (formerly IRON HOLDINGS CORP.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    (Predecessor)
                                          Six-month     October 3, 1996  December 7, 1995
                           Year ended    period ended      through           through
                         June 30, 1998  June 30, 1997  December 31, 1996  October 2, 1996
                         -------------  -------------  -----------------  ---------------
Net loss                 $  (2,211,746) $     (40,642) $         (57,924) $      (177,076)
                         -------------  -------------  -----------------  ---------------
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities of
 continuing operations:
  (Income) loss from
   discontinued operations   1,831,400        (27,755)            38,857          177,076
  Amortization                      62         18,645                  -                -
  Write-off of
   deferred charges             35,112              -                  -                -
  Changes in assets and
   liabilities, net of
   effects of business
   combination:
    Decrease (increase)
     in real estate under
     development              (298,947)             -                  -                -
    Decrease (increase) in
     prepaid expenses and
     other assets              (10,191)             -                  -                -
    Decrease (increase) in
     deferred tax asset         51,015        (39,815)           (11,200)               -
    Decrease (increase) in
     security deposits         (20,000)             -                  -                -
    Increase (decrease) in
     accounts payable and
     accrued expenses            7,408        105,888             30,267                -
    Increase (decrease) in
     deposits                  100,000              -                  -                -
                         -------------  -------------  -----------------  ---------------
       Total adjustments     1,695,859         56,963             57,924          177,076
                         -------------  -------------  -----------------  ---------------
  Net cash provided by
   (used in) operating
   activities of
   continuing operations      (515,887)        16,321                 -                 -
                         -------------  -------------  ----------------  ----------------
Cash flow from investing
 activities:
  Intangible expenditures            -         (5,600)                -                 -
  Proceeds from note
   receivable                 (215,000)             -                 -                 -
  Advances made to officer           -         (8,500)                -                 -
                         -------------  -------------  ----------------  ----------------
  Net cash used in
   investing activities
   of continuing
   Operations                 (215,000)       (14,100)                -                 -
                         -------------  -------------  ----------------  ----------------



                      MONARCH INVESTMENT PROPERTIES, INC.
                        (formerly IRON HOLDINGS CORP.)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                          (Predecessor)
                                          Six-month     October 3, 1996  December 7, 1995
                           Year ended    period ended      through           through
                         June 30, 1998  June 30, 1997  December 31, 1996  October 2, 1996
                         -------------  -------------  -----------------  ---------------
Cash flows from
 financing activities:
  Principal payments under
   loan agreements            (212,500)             -                  -                -
  Proceeds from notes
   payable                     225,000              -                  -                -
  Proceeds from issuance
   of stock                  1,041,000         28,000                  -                -
  Advances from officer        150,078              -                  -                -
                         -------------  -------------  -----------------  ---------------
  Net cash provided by
   financing activities
   of continuing
   operations                1,203,578         28,000                  -                -
                         -------------  -------------  -----------------  ---------------
Cash used in
 discontinued operations      (339,204)       (29,064)                 -                -
                         -------------  -------------  -----------------  ---------------

Net increase in cash           133,487          1,157                  -                -

Cash, beginning of
 period                          1,157              -                  -                -
                         -------------  -------------  -----------------  ---------------

Cash, end of period      $     134,644  $       1,157  $               -  $             -
                         =============  =============  =================  ===============





















                      See notes to consolidated financial statements

                      MONARCH INVESTMENT PROPERTIES, INC.
                        (formerly IRON HOLDINGS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    For the year ended June 30, 1998, and for the six-month period ended June 30, 1997, and for the period October 3, 1996 (date of incorporation) through December 31, 1996, and of its predecessor, Iron Eagle Contracting and Mechanical, Inc., for the period December 7, 1995
               (date of incorporation) through October 2, 1996



1.   Summary of significant accounting policies

     This summary of significant accounting policies of Monarch Investment Properties, Inc. (formerly Iron Holdings Corp.) (the "Company") is presented to assist in understanding the financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

          Basis of presentation

     On March 31, 1997, pursuant to the terms of a plan merger, Comstock Tailings Company, Incorporated ("Comstock") acquired all of the outstanding common stock Iron Holdings Corp. ("Old IHC") and its wholly-owned subsidiary, Iron Eagle Contracting & Mechanical, Inc. ("Iron Eagle"), in exchange for 4,500,000 unregistered shares of Comstock's common stock. As a result of the transaction, the former shareholders of Old IHC received shares representing an aggregate of 90% of Comstock's outstanding common stock, resulting in a change in control of Comstock. As a result of the merger, Comstock was the surviving entity, Old IHC (a holding company) ceased to exist and Iron Eagle (the operating company) became the wholly-owned subsidiary of Comstock. Simultaneously therewith, Comstock amended its articles of incorporation to reflect a change in Comstock's name to Iron Holdings Corp. and subsequently to Monarch Investment Properties, Inc. ("Monarch"). References to the "Company" refer to Monarch together with the predecessor companies, Old IHC and Iron Eagle.

          Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

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

     Effective October 3, 1996, Old IHC acquired Iron Eagle Contracting and Mechanical, Inc. ("Iron Eagle") in a business combination accounted for as a purchase. The results of operations of Iron Eagle is included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was $1,312,500, which exceeded the fair value of the net assets of Iron Eagle by $239,576. The excess was being amortized on the straight-line method over ten years. Such intangible assets were written-off upon determination to discontinue operations of Iron Eagle (Note 12). As the predecessor company, the results of operations of Iron Eagle have also been presented for the period prior to its acquisition by Old IHC.

          Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Monarch Investment Properties, Inc. ("Monarch") for the year ended June 30, 1998, and for the six-month period ended June 30, 1997, and for the period October 3, 1996 (date of incorporation) through December 31, 1996, and of its predecessor, Iron Eagle Contracting and Mechanical, Inc. ("Iron Eagle"), for the period December 7, 1995 (date of incorporation) through October 2, 1996. Intercompany transactions and balances have been eliminated in consolidation. As discussed more thoroughly in Note 12, Iron Eagle Contracting and Mechanical, Inc. is presented as a discontinued operation.

          History and business activity

     Monarch Investment Properties, Inc. was originally incorporated as Comstock Tailings Company Incorporated on May 13, 1988, under the laws of the State of Nevada. The name was changed to Iron Holdings Corp. concurrent with the business combination described above. Iron Holdings Corp. changed its name to Monarch Investment Properties, Inc. on June 29, 1998. Prior to such business combination, IHC had not engaged in any operations or generated any revenue.

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

     Iron Eagle is a construction contractor engaged in pipe work including gas and water mains as well as steel installation. The subsidiary operates in the New York City metropolitan area. The Company has also developed a tract of real estate in Ozone Park, New York, on which it built and sold five two-family homes. As discussed more thoroughly in
     Note 12, the operations of Iron Eagle were discontinued during the quarter ended June 30, 1998.

     On February 18, 1997, Monarch Investment Properties, Inc. (formerly Iron Holdings Corp.) incorporated a wholly-owned subsidiary, LW Plaza Realty Corp. The subsidiary is inactive and has not engaged in any operations or generated any revenue.

     During August 1997, Monarch Investment Properties, Inc. incorporated a wholly-owned subsidiary, Tahoe Realty Corp. The subsidiary recently commenced business in real estate acquisitions, development and management activities. In April 1998, Tahoe purchased vacant land in Queens, New York and is in the process of building eight two-family homes on it.

          Construction revenue and cost recognition

     Discontinued construction operations recognized revenue from construction contracts on the percentage-of-completion method measured by the percentage of costs incurred to date to estimated total costs for each contract.

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




                                     F-11

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

          Concentration of credit risk and major contracts

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of contract receivables, which are included in net assets or net liabilities from discontinued operations, and note receivable (Note 2).

     The Company's discontinued construction operations had significant concentrations of revenue and receivables in individual contracts during each of the periods presented in the financial statements. The Company's policies with respect to construction activities generally did not require collateral to support contract receivables.

          Real estate under contract

     Iron Eagle developed a tract of real estate in Ozone Park, New York, on which it built five two-family homes. Construction was completed in January 1997. Four of the five homes were sold during the six-month period ended June 30, 1997 and the last home was sold during the year ended June 30, 1998. Proceeds from the sale of homes was $1,642,450 with total costs of $1,264,249 resulting in a gross profit of $378,201.

     Tahoe Realty Corp. purchased vacant land in Queens, New York for $400,000. The Company is in the process of building eight two-family
     homes on the tract of land.   Construction began in June 1998.  Through
     the report date, the Company had two houses under contracts of sale totaling $705,000, and had received deposits totaling $150,000. Proceeds from sales and total costs to develop the property, including administrative and financing costs, are estimated to be approximately $2,870,000 and $2,310,000, respectively.

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

     Total depreciation expense was, $65,573,  $32,437, $15,762 and $38,289 for year ended June 30, 1998, the six-month period ended June 30, 1997, the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 through October 2, 1996, respectively.

     Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of equipment are included in income.

          Amortization of intangibles

     Intangibles consisted of deferred costs, customer lists, restrictive covenants, organizational costs and goodwill which principally arose from the acquisition of Iron Eagle (Note 1). These intangibles were amortized over a period of five to ten years. Amortization expense totalled $38,488, $18,905 and $38,748 for the six-month period ended June 30, 1997, for the period October 3, 1996 through December 31, 1996 and for the period December 7, 1995 through October 2, 1996, respectively. All intangibles were written off during the year ended June 30, 1998 as a result of discontinuing the operations of Iron Eagle (Note 12).

          Accounting standards changes

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") which is effective for the fiscal years beginning December 15, 1995. The Company has adopted SFAS 121 for the fiscal year Beginning July 1, 1996. However, its adoption has not had any material impact on the Company's consolidated financial position. SFAS 121 provides additional guidance on when long-lived assets should be reviewed for possible impairment, how impairment losses should be measured and when such losses should be recognized. In addition to long-lived assets, SFAS 121 amended the accounting standards for valuing real estate assets to the lower of cost or fair value less cost to sell (for certain assets the lower cost of fair value) from the lower of cost or net realizable values.

     In June 1997, the Financial Accounting Standards Board issued "Reporting Comprehensive Income" ("SFAS 130") which is effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of foreign currency translation adjustments, unrealized gain and losses on certain investments in debt and equity securities and minimum pension liability adjustments. The Company currently has no items of comprehensive income and therefore is not required to adopt
     SFAS 130.

          Loss per share

     Loss per share has been computed based on the weighted average number of common shares outstanding. For the period prior to the reverse acquisition discussed in the basis of presentation section above, the number of common shares outstanding used in computing earnings per share is the number of common shares received by the shareholders of Old IHC in connection with such reverse acquisition (4,500,000 shares). For the year ended June 30, 1998, the six-month period June 30, 1997, the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 through October 2, 1996, the weighted average number of shares used in the calculation was 654,817, 475,140, 450,000 and 450,000, respectively. Basic loss per common share does not include the effect of common stock equivalents because the effect of such inclusion would be to reduce loss per common share. Diluted loss per share amounts are not presented because they are anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "Earnings Per Share",
     ("SFAS 128") which require companies to present basic earnings per share ("EPS") and diluted earnings per share, instead of the primary and fully diluted EPS that was formerly required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. Under the requirements of SFAS 128, the Company's basic loss per share for the year ended June 30, 1998, the six-month period ended June 30, 1997, the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 through October 2, 1996, remains the same.

2.   Note receivable

     Note receivable represents an unsecured loan receivable from an unrelated corporation. The note bears interest at 8% which is payable quarterly. The debtor repaid $100,000 of principal in August 1998. Any unpaid principal balance and accrued interest are due on December 31, 2002.

3.   Notes payable

     Notes payable consist of the following:

     12% demand note payable to an individual,
     with interest only payable monthly.
     The note is unsecured.                                $100,000

     15% demand note payable to an individual,
     with interest only payable monthly.
     The note is unsecured.                                 100,000

     12% demand note payable to an individual,
     with interest only payable monthly.
     The note is unsecured.                                  25,000
                                                           --------

                                                           $225,000
                                                           ========
                                     F-14

4.   Long-term debt from business combination

     Long-term debt from business combination arose from the acquisition of the stock of Iron Eagle (Note 1). The note bears interest at the prime rate plus 1%. Interest is payable in monthly installments. Principal is payable in $25,000 quarterly installments commencing January 1999 and ending January 2010.

     Additional principal payments will be due consisting of 25% of the gross proceeds of any private placement offering or public offering the Company successfully completes.

     The note is secured by all of the issued and outstanding shares of Iron Eagle, all corporate assets of Monarch, 30,000 shares of post-split common stock of Monarch and 1.1 million warrants to purchase Monarch's common stock exercisable at $.001 for a seven year period. Such warrants will include registration rights and anti-dilutive provisions.

     Maturities of long-term debt from business combination are as follows:

             Year ending June 30,
             --------------------

                  1999                                 $   112,500
                  2000                                     100,000
                  2001                                     100,000
                  2002                                     100,000
                  2003                                     100,000
                  Thereafter                               587,500
                                                       -----------

                                                       $ 1,100,000
                                                       ===========

5.   Long-term debt

     In connection with the acquisition of the property being developed by Tahoe, the Company executed a $200,000 purchase money mortgage. The mortgage calls for quarterly payments of interest at 10% per annum with the entire unpaid balance of principal and any accrued interest due April 14, 2002. The note is secured by the property which is located in Queens, New York.

6.   Officer's loans payable

     Officer's loans payable represents unsecured, non-interest bearing loans made to the Company by the officer.








                                     F-15

7.   Stockholders' equity

          Stock option plan

     During May 1997, the Company established a non-qualified stock option plan (the "Plan") to attract and retain qualified and competent persons who are key employees, consultants, representatives, officers and directors of the Company upon whose efforts and judgement the success of the Company is largely dependent.

     During May 1997, the Company awarded 100,000 post-split shares of the Company's options to purchase common stock at an option price of $.01 per share. All such options vest upon execution of the consulting agreement and shall be exercisable for one year from such date. These options were awarded to companies which are providing public relations service and assistance in creating a secondary market for the Company's stock. All options were exercised in July 1997 and 100,000 post-split shares of the Company's common stock were issued.

          Reverse stock split

     On July 31, 1998, Monarch authorized a 1-for-10 reverse stock split to existing stockholders, resulting in a total of 668,733 shares issued and outstanding. The capital structure of Monarch has been retroactively restated for all periods presented to reflect to the above changes.

8.   Income taxes

     The Company has net operating losses available for carryforward to offset future years' taxable income. The net operating losses of $493,300 and $137,877 expire in the years ending June 30, 2013 and 2012, respectively.

     Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting form net operating losses. The components of the deferred tax asset and the related tax effects of the temporary differences are as follows:
                                                           June 30,
                                                    ---------------------
                                                      1998         1997
                                                    --------     --------
     Deferred income tax asset resulting
      from net operating loss carryforward          $233,500     $146,255

     Valuation allowance                             233,500            -
                                                    --------     --------

     Deferred income tax asset                             -      146,255

     Less:  portion included in net assets
      from discontinued operations                         -       95,240
                                                    --------     --------

     Deferred income tax asset from
      continuing operations                         $      -     $ 51,015
                                                    ========     ========

9.   Supplemental cash flow information

     The Company's non-cash investing and financing activities were as follows:

          Discontinued operations

     During the period December 7, 1995 through October 2, 1996, the Company purchased property and equipment totalling $81,747. The purchases were financed as follows:

          Property and equipment purchased                  $ 315,242
          Long-term debt financing                            (45,145)
          Equipment acquired through issuance of
           stock and assumption of debt                      (188,350)
                                                            ---------
          Capital expenditures                              $  81,747
                                                            =========

     During the period December 7, 1995 through October 2, 1996, the predecessor, Iron Eagle Contracting and Mechanical, Inc., acquired certain net assets in exchange for 250,000 shares of the predecessor's common stock:

          Fair value of non-cash assets acquired            $ 876,438
          Liabilities assumed                                (376,438)
                                                            ---------
          Common stock issued in asset acquisition          $ 500,000
                                                            =========

     During the period October 3, 1996 through December 31, 1996, Old IHC acquired all the shares of Iron Eagle Contracting and Mechanical, Inc. as described in Note 1, in exchange for issuance of a $1,312,500 note payable.

     During the six-month period ended June 30, 1996, Iron Holdings Corp. acquired all the shares of Old IHC and its wholly-owned subsidiary, Iron Eagle Contracting and Mechanical, Inc., as described in Note 1, in exchange for 4,5000,000 shares of Iron Holdings Corp. common stock.

          Continuing operations

     During the year ended June 30, 1998, the Company purchased a tract of land for $400,000. The purchase was financed as follows:

          Real estate purchased                             $ 400,000
          Purchase money mortgage                            (200,000)
                                                            ---------
          Real estate under development (operating asset)   $ 200,000
                                                            =========

     Interest paid totalled $164,294, $13,362, $1,092 and $8,645 during the year ended June 30, 1998, the six-month period ended June 30, 1997, the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 through October 2, 1996, respectively.

10.  Commitments

         Lease agreements

     Tahoe leases office space on a month-to-month basis. The monthly rental amount is $400. Rent expense was $10,500, $4,500, $2,250 and $10,125 for the year ended June 30, 1998, the six-month period ended June 30, 1997, the period October 3, 1996 through December 31, 1996, and the period December 7, 1995 through October 2, 1996, respectively.

     The Company leases one automobile under an operating lease expiring in January 2000. The Company has an option to purchase the vehicle at the end of the lease term at fair market value. The following is a schedule of future minimum lease payments under the noncancellable operating lease as of June 30, 1998:

             Year ending June 30,
             --------------------

                    1999                               $  9,240
                    2000                                  5,390
                                                       --------

             Total minimum lease payments              $ 14,630
                                                       ========

          Employee agreements

     Effective May 13, 1997, the Company entered into an employment contract with an individual who is an officer, stockholder and director. Annual compensation under the contract totals $125,000 for the fiscal year ending June 30, 1998 and gradually increases to $300,000 for the year ending June 30, 2007. However, the Company is in the process of revising this compensation arrangement. For the year ended June 30, 1998, compensation paid or accrued to this individual totalled $117,500.

          Construction contracts

     As a result of the discontinued operations of Iron Eagle Contracting and Mechanical, Inc. (Note 12) the bonding company has taken back four contracts due to non-performance by the company. These contracts shall be re-bid to other entities. Iron Eagle may be liable for any costs necessary to complete these projects in excess of the original contract amounts. The financial statements include a provision for losses and for additional costs to be incurred as a result of these contracts. Monarch is not a guarantor of the bonding liabilities incurred by its subsidiary. Management believes that there will not be any significant liability to the Company in excess of the provision, due to the costs incurred for which it will not be paid.

          Deposit on homes

     Tahoe Realty, Inc. has contracted for the sale of a home it is constructing which is located in Ozone Park, New York. Pursuant to this contract, the Company has received a deposit of $100,000. Concurrently, the Company executed a promissory note in order to utilize the deposit for construction costs of the home. Construction must be completed by November 1, 1998 per the written agreement. Interest on the note is at 10% per annum. The note is secured by a confession of judgment and collateralized by the real estate.

          Hegeman Street Project

     During September 1998, the Company acquired real estate in Brooklyn, New York on which it plans to build six single-family homes. The total acquisition cost for the real estate was $230,000, including permits and plans. It is anticipated that the homes will be offered for sale at $199,000 each and will be eligible for FHA/VA approved mortgages. Profits for the project are projected to be approximately $200,000. Construction is scheduled to commence in early calendar 1999 and is expected to take approximately six months to complete.

11.  Subsequent events

     In connection with the renegotiation of terms on the long-term debt from business combination (Note 4), Monarch agreed to issue the holder of the note 1,100,000 warrants as additional collateral. Each warrant is to be exercisable to purchase one share of the Company's common stock at a price of $.001 per share over a period of seven years.

12.  Discontinued operations

     During the quarter ended June 30, 1998, the Company made the determination to discontinue the operations of the Iron Eagle subsidiary. Iron Eagle was a construction contractor engaged in pipe work including gas and water mains as well as steel installation. Due to non-performance by Iron Eagle, the bonding company has taken back the remaining four contracts which were in process or which had been awarded. (Note 10). The results of Iron Eagle have been reported separately as a discontinued operation in the consolidated balance sheets and consolidated statements of operations.

     Assets and liabilities of Iron Eagle which are recorded as discontinued operations are as follows:


                                                             June 30,
                                                     ----------------------
                                                         1998        1997
                                                     ----------  ----------
     Cash and cash equivalents                       $    6,395  $  163,820
     Contracts receivable and costs
       in excess of billings                            684,261   1,337,629
     Real estate under contract                               -     274,138
     Other current assets                                     -     113,264
     Construction and transportation equipment-net            -      84,000
     Other assets                                             -     579,563
                                                     ----------  ----------
          Total assets                                  690,656   2,552,414

     Notes payable                                       75,000     425,000
     Current portion of long-term debt                   46,557      25,032
     Accounts payable and accrued expenses              894,163     853,828
     Other current liabilities                           68,634     159,453
     Long-term debt, net of current portion                   -      17,864
                                                     ----------  ----------
           Total liabilities                          1,084,354   1,481,177
                                                     ----------  ----------
     Net assets (liabilities) from
       discontinued operations                       $ (393,698) $1,071,237
                                                     ==========  ==========

          Income (loss) from discontinued operations:

                                                                          (Predecessor)
                                          Six-month     October 3, 1996  December 7, 1995
                           Year ended    period ended      through           through
                         June 30, 1998  June 30, 1997  December 31, 1996  October 2, 1996
                         -------------  -------------  -----------------  ---------------
Construction revenues    $   2,793,704  $   3,722,546  $         462,153  $       981,230
Cost of construction
  revenues                   3,473,837      3,427,570            415,697          781,059
                         -------------  -------------  -----------------  ---------------
   Gross profit (loss)        (680,133)       294,976             46,456          200,171

Operating expenses            (829,824)      (238,961)          (162,420)        (414,182)

Interest expense                     -              -             (1,093)          (8,365)

Deferred tax (expense)
  benefit                     (321,443)       (28,260)            78,200           45,300
                         -------------  -------------  -----------------  ---------------
Income (loss) from
 discontinued operations $  (1,831,400) $      27,755  $         (38,857) $      (177,076)
                         =============  =============  =================  ===============


13.  Going concern

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company is seeking to raise additional capital through either a private placement or public offering of its debt or equity. The terms and amount of such offering are as yet undetermined. There can be no assurance that such offering will be successfully completed.

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

     The Directors and Officers of the Company as of the date of this report are as follows:

           Name           Age      Position
     _______________      ___      _____________________

     Anthony E. Gurino     46      Chief Executive Officer,
                                   President and Corporate
                                   Secretary, Director

     Mr. Dennis Sommeso was removed by the affirmative vote of holders of a majority of the issued and outstanding common stock of the Company in August 1998. Subsequent thereto, Mr. Sommeso submitted his resignation as a director of the Company. The Company's Board of Directors is presently seeking out two additional, outside directors to be appointed to the Company's Board of Directors. All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Anthony E. Gurino is the President, Secretary and a Director of the Company, positions he assumed in March 1997. Prior, from October 1996 through March 1997, Mr. Gurino was President, Secretary and a director of Iron Holdings Corp., a privately held New York corporation engaged in the business of acquisition and development of real estate holdings and public construction projects. From 1979 through June 1996 he was President and fifty percent owner of Ragtime Foods of New York, Inc. d/b/a Antonio's Bakery in Ozone Park, New York, a wholesale bakery, and Ragtime

Gourmet Supermarket in Howard Beach, New York. Mr. Gurino attended Staten Island Community College where he majored in Business. He devotes substantially all of his time to the business of the Company.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. However, no changes in the securities holdings of any person occurred during the fiscal year ended June 30, 1998 and as such, no reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1997 and 1998 of the Chief Executive Officer of the Company.

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
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
__________  ____  ______  _____  ______    ________   _______  _______ ______
Anthony E.
Gurino      1997 $ 39,000 $5,000 $    0    $      0   $     0  $    0  $4,620
President & 1998 $ 56,500(3)   -      -           -         -       -       -
Director(1)(2)
_________________________

<F1>
(1)     The information provided herein discloses the compensation received by Mr. Anthony Gurino for the period indicated.  However,
Mr. Gurino assumed his positions with the Company in March 1997, as part of the reorganization of the Company with Old IHC.  The
Company did not begin paying any salaries or other compensation to
Mr. Gurino until April 1997.
                                                               39

<F2>
(2) It is not anticipated that any officer or director of the Company will receive compensation exceeding $100,000 during the fiscal year ending June 30, 1999, unless the Company's financial condition improves dramatically.

<F3>
(3) This figure represents the actual wages paid by the Company to Mr. Gurino during the fiscal year ended June 30, 1998. However, the Company has accrued an additional $61,000 in salary which may be paid to Mr. Gurino in the future. See "Part II, Item 7,
Financial Statements."

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for out of pocket expenses during the fiscal year ended June 30, 1998.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out of pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $10,000 during the fiscal year ended June 30, 1998.

     In May 1997, the Company entered into an employment agreement with Anthony Gurino, who is an officer, director and the principal shareholder of the Company. Annual compensation under this contract totals $125,000 in the fiscal year ending June 30, 1998, gradually increasing to $300,000 in the fiscal year ending June 30, 2007. However, as of the date of this report, Mr. Anthony Gurino has drawn less than 50% of his salaries due pursuant to the agreement. As of the date of this report, the Company is in the process of revising Mr. Gurino's annual compensation, wherein he shall be paid a lower base salary, but shall receive performance bonuses based upon the performance of the Company in the future.

Stock Plan

     Effective April 21, 1997, the Company adopted the IRON HOLDINGS CORP. 1997 NON-QUALIFIED STOCK OPTION PLAN (the "Plan"), which reserved an aggregate of 100,000 shares of the Company's Common stock for issuance thereunder. Subsequently, the Company executed consulting agreements with 5 entities, granting each entity options pursuant to the Plan, at an exercise price of $0.10 per share. As of the date of this Offering Memorandum, all of the options to purchase shares reserved for issuance under the Plan have been exercised. None of the options to purchase shares of the Company's Common Stock under the Plan were issued in favor of any member of management.

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

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class             Owner               Ownership          Class

Common      Anthony E. Gurino(1)        200,000          29.9%
            86-20 164th Avenue
            Queens, NY  11414

Common      Angelo Gurino, Sr.          200,000          29.9%
            164-53 85th
            Howard Beach, NY 11414

Common      All Officers &              200,000          29.9%
            Directors as a Group
            (1 person)
________________

(1) Sole officer and director of the Company as of the date of this report.

     The balance of the Company's outstanding Common Shares are held by 10 persons, not including those persons who hold their shares in "street name."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Anthony Gurino, President and a Director of the Company, has loaned the Company $141,578. This loan is provided to the Company on an interest free basis and is due upon demand. This obligation is a verbal agreement between the Company and Mr. Gurino.

Prior Financings

     Effective April 21, 1997, the Company issued options to purchase an aggregate of 280,000 shares of its Common Stock in favor of Anchor Capital Management, Ltd. ("Anchor"), a corporation organized under the laws of the Turks & Caicos Islands, with its principal place of business located at Suite D18, Market Place, Providenciales, Turks and Caicos Islands, B.W.I. The Company relied upon the exemption from registration provided under Regulation S, as promulgated under the Securities Act of 1933, as amended, in issuing said options, as well as in expectation of Anchor exercising all or any portion of its options.

     In consideration for the issuance of the stock options referenced above, the Company received consideration totalling $28,000 (US). The exercise price of each option was established at $15.00 per share, which was arrived at through arms length negotiations between the Company and Anchor, as the Company's Common Stock was not trading as of the date the option was issued. In August 1998, Anchor exercised options to purchase 68,733 shares of the Company's Common Stock pursuant to the agreements, providing the Company with a net aggregate of $1,030,995 in proceeds from the exercise of the options. The remaining options expired in October 1997, without being exercised.

                             PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------

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

     3.2  Bylaws

     The following exhibits were filed with the SEC in the Exhibits to the Company's Form 8-K dated April 15, 1997 and are incorporated by reference herein:

     2.0 Agreement and Plan of Share Exchange between the Company and Iron Holdings Corp.

    16.0 Letter of Resignation of Registrant's independent certified accountant, Kish, Leake & Associates, P.C.

     The following exhibits are included herewith:

     3.3  Amendment to Articles of Incorporation filed October 16,
          1997

     3.4  Amendment to Articles of Incorporation filed July 15,
          1998

     27   Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     The Company did not file any reports on Form 8-K during the three month period ended June 30, 1998.

                          SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 6, 1998.

                         MONARCH INVESTMENT PROPERTIES, INC.
                         (Registrant)


                         By:/s/ Anthony Gurino
                            -------------------------------------
                            Anthony Gurino, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 6, 1998.




/s/ Anthony Gurino
-------------------------------
Anthony Gurino, President,
Secretary & Director

               MONARCH INVESTMENT PROPERTIES, INC.

          Exhibit Index to Annual Report on Form 10-KSB
             For the Fiscal Year Ended June 30, 1998

EXHIBITS                                                 Page No.

  EX-3.3    Certificate of Amendment to Articles of
            Incorporation filed October 16, 1997. . . .       46

  EX-3.4    Certificate of Amendment to Articles of
            Incorporation filed July 15, 1998 . . . . .       49

  EX-27     Financial Data Schedule . . . . . . . . . .       50

             CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION
                          (After Issuance of Stock)

                              IRON HOLDINGS CORP.
                 ---------------------------------------------
                              Name of Corporation
     We, the undersigned               Anthony Gurino, President           and
                         -------------------------------------------------
Dennis Sommeso, Assistant Secretary     of    IRON HOLDINGS CORP.
---------------------------------------   ------------------------------------
                                                  Name of Corporation
do hereby certify:

     That the Board of Directors of said corporation at a meeting duly

convened, held on the   10th   day of   March    19 97 , adopted a resolution
                      --------       -----------   ----
to amend the original articles as follows:

     Article  V  is hereby amended to read as follows:
             ---
          See annexed.
         FILED
  In the Office of the
Secretary of State of the
     STATE OF NEVADA
       JUL 15 1998
      No.  C3863-88
         --------------
Dean Heller, Secretary of State
     The number of shares of the corporation outstanding and entitled to vote
on an amendment to the Articles of Incorporation is   500,000  ; that the said
                                                    -----------
change(s) and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

                                          s/Anthony Gurino
                                          ------------------------------------
                                               President or Vice President
                                          Anthony Gurino, President
                                          s/Dennis Sommeso
                                          ------------------------------------
                                            Secretary or Assistant Secretary
                                          Dennis Sommeso, Assistant Secretary
State of    New York         )
        -------------------- : ss.
County of     Queens         )
         -------------------
     On     13 October of      1997, personally appeared before me, a Notary
        ---------------------------
Public,    Anthony E. Gurino and Dennis Sommeso            , who acknowledged
        ---------------------------------------------------
that they executed the above instrument.

    (Notary Stamp or Seal)
      RICARDO J. MERCADO                  s/Ricardo J. Mercado
Notary Public, State of New York          ------------------------------------
   Qualified in Queens County
Commission Expires  12/31/98
                  -----------

       The following shall be inserted in the place and stead of Section
         A to Article V of the Articles of Incorporation of Comstock
          Tailings Company Incorporation, n/k/a Iron Holdings Corp:




A. Authorized Shares. The total number of shares of all classes which the corporation shall have authority to issue is 525,000,000 of which 25,000,000 shall be Preferred Shares, par value $.01 per share, and 500,000,000 shall be Common Shares, par value $.001 per share, and the designations, preferences, limitations and relative rights of the shares of each class are as follows:

     i. Preferred Shares. The corporation may divide and issue the Preferred Shares in series. Preferred Shares of each series when issued shall be designated to distinguish it from the shares of all other series. The Board of Directors is hereby expressly vested with authority to divide the class of Preferred Shares into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by these Articles of Incorporation and the laws of the State of Nevada in respect to the following:

               (1)     The number of shares to constitute such
          series, and the distinctive designations thereof;

               (2) The rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue;

               (3) Whether shares may be redeemed and, if so, the redemption price and the terms and conditions of redemption;

               (4) The amount payable upon shares in event of involuntary liquidation;

               (5) The amount payable upon shares in event of voluntary liquidation;

               (6) Sinking fund or other provisions, if any, for the redemption or purchase of shares;

               (7) The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

               (8)     Voting powers, if any; and

               (9) Any other relative rights and preferences of shares of such series, including, without limitation, any restriction on an increase in the number of shares of any series theretofore authorized and any limitation or restriction of rights or powers to which shares of any further series shall be subject.

     ii.  Common Shares.

          (1) The rights of holders of the Common Shares to receive dividends or share in the distribution of assets in the event of liquidation, dissolution or winding up of the affairs of the Corporation shall be subject to the preferences, limitations and relative rights of the Preferred Shares fixed in the resolution or resolutions which may be adopted from time to time by the Board of Directors of the corporation providing for the issuance of one or more series of the Preferred Shares.

          (2) The holders of the Common Shares shall have unlimited voting rights and shall constitute the sole voting group of the corporation, except to the extent any additional voting groups or groups may hereafter be established in accordance with the Colorado Business Corporation Act, and shall be entitled to one vote for each share of Common Shares held by them of record at the time for determining the holders thereof entitled to vote.



The balance of Article V shall remain as stated.

             CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION
         FILED            (After Issuance of Stock)
  In the Office of the
Secretary of State of the
     STATE OF NEVADA
       JUL 15 1998
      No.  C3863-88
         --------------
Dean Heller, Secretary of State
                              IRON HOLDINGS CORP.
                 ---------------------------------------------
                              Name of Corporation
     We, the undersigned               Anthony Gurino                      and
                         -------------------------------------------------
           Anthony Gurino               of    IRON HOLDINGS CORP.
---------------------------------------   ------------------------------------
                                                  Name of Corporation
do hereby certify:

     That the Board of Directors of said corporation at a meeting duly

convened, held on the   29th   day of    June    19 98 , adopted a resolution
                      --------       -----------   ----
to amend the original articles as follows:

     Article  II  is hereby amended to read as follows:
             ----
          The name of the corporation is Monarch Investment Properties, Inc.

     The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 6,687,000 ; that the said
                                                    -----------
change(s) and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

                                          IRON HOLDINGS CORP.

                                          s/Anthony Gurino - President
                                          ------------------------------------
                                               President or Vice President
                                          Anthony Gurino
                                          s/Anthony Gurino - Secretary
                                          ------------------------------------
                                            Secretary or Assistant Secretary
                                          Anthony Gurino
State of    New York         )
        -------------------- : ss.
County of     Queens         )
         -------------------
     On        7/13/98             , personally appeared before me, a Notary
        ---------------------------
Public,                  Anthony Gurino                    , who acknowledged
        ---------------------------------------------------
that they executed the above instrument.

         SCOTT BARON                       s/Scott Baron
Notary Public, State of New York          ------------------------------------
       No. 01BA4933789                             Signature of Notary
   Qualified in Queens County
Commission Expires June 20, 1999
     (Notary Stamp or Seal)