Form 10QSB
period 1998-09-30
MONARCH INVESTMENT PROPERTIES INC
filed 1998-11-23
CIK 917558

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.


                          FORM 10-QSB

                     Quarterly Report Under
              the Securities Exchange Act of 1934

              For Quarter Ended: September 30, 1998

                 Commission File Number: 0-23208

               MONARCH INVESTMENT PROPERTIES, INC.
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



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X
                                                              ---
No     .
   ----


The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1998, was 668,733 shares.






                    Page One of Twenty Pages

                            PART I


ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended September 30, 1998 are attached hereto.

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

Overview

     Monarch Investment Properties, Inc., f/k/a Iron Holdings Corp., f/k/a Comstock Tailings Company, Incorporated, (the "Company"), was incorporated under the laws of the State of Nevada on May 13, 1988. On March 31, 1997, pursuant to the terms of an Agreement and Plan of Reorganization, the Company acquired all of the issued and outstanding securities of Iron Holdings Corp., a New York corporation ("Old Iron"), including its wholly owned subsidiary company, Iron Eagle Contracting & Mechanical, Inc. ("IECM"), in exchange for 4,500,000 "restricted" common shares of the Company. As a result, the Company was the surviving entity, with one wholly owned subsidiary company, IECM, which was the sole operating company as of the date of the transaction. As part of the terms of the aforesaid transaction, the Company amended its Articles of Incorporation, changing its name to Iron Holdings Corp. In June 1998, the Company (i) changed its name to its present name pursuant to the affirmative consent of a majority of the holders of the Company's common stock; and (ii) undertook a reverse split of its issued and outstanding Common Stock, whereby one share of Common Stock was issued in exchange for every 10 shares then issued and outstanding.

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

Plan of Operation

     The Company's plan of operation for the next twelve months is as follows:

     The Company plans to continue and complete construction of its Tahoe Project, which consists of the construction and sale of eight two-family homes in the Ozone Park section of Queens, New York.
The Company has obtained preliminary approval from a bank for a $1.2 million construction loan for this project. In addition, the note receivable which had a balance of approximately $115,000 at September 30, 1998 was prepaid in full in October 1998 and these funds are also to be used for construction costs associated with this project.

     The Company had also planned to construct six single-family homes on the Hegeman Street Project in Brooklyn, New York.
However, during the three month period ended September 30, 1998, it entered into a contract to sell this property to an unaffiliated party. The terms of this agreement provide for a sale price of $288,000. This sale is anticipated to close by the end of December 1998. The Company acquired this property in September 1998 for a purchase price of $230,000.

     Once the Tahoe Project is completed, management intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has held only preliminary negotiations regarding such an acquisition, but as of the date of this report, no definitive agreement has been reached with any prospective merger or acquisition candidate.

     The Company's new business plan proposes to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

     The analysis of new business opportunities will be undertaken by, or under the supervision of, Anthony Gurino, the Company's sole officer and director. Mr Gurino is a not professional business analyst and has limited experience in this regard. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officer and director, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. Other than the Company's legal counsel and independent accountant, it is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has insufficient cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

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

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.
In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.
The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Liquidity and Capital Resources

     Relating to the Company's assets and liabilities, during the three month period ended September 30, 1998, cash decreased from $134,644 at June 30, 1998, to $64,168 at September 30, 1998,
primarily as a result of the Company incurring operating expenses of $70,495 without generating any revenues.

     Outstanding long term notes aggregating $1,467,500 are also owed to unaffiliated parties, including a $1.1 million note payable which arose from the acquisition of Old IHC's acquisition of IECM, which bears interest at the prime rate, plus 1%. Interest is payable in monthly installments. Principal is payable in $25,000 quarterly installments commencing January 1999 and ending January 2010. Additional principal payments will be due consisting of 25% of the gross proceeds of any private placement or public offering the company successfully completes. The note is secured by all of the issued and outstanding shares of Iron Eagle, all corporate assets of Monarch, 30,000 shares of post-split common stock of Monarch and 1.1 million warrants to purchase Monarch's common stock exercisable at $.001 for a seven year period. Such warrants include registration rights and anti-dilutive provisions.

     In connection with the acquisition of the property in Brooklyn, New York, the Company executed two mortgages totalling $167,500. Each Mortgage and accrued interest thereon is payable upon the sale of the applicable property, which is expected to close prior to December 31, 1998. The first mortgage of $112,500 calls for interest to accrue at the rate of 7% per annum. The second mortgage of $55,000 provides for interest to accrue at the rate of 10.5% per annum.

     The Company also has six demand notes outstanding to unaffiliated parties. The notes are demand notes, which have an original principal balances totaling $335,425.

     Mr. Anthony Gurino, President and a Director of the Company, has loaned the Company $35,878. This loan is provided to the Company on an interest free basis and is due upon demand. This obligation is a verbal agreement between the Company and Mr. Gurino.

     In September 1997, Tahoe Realty Corp. ("Tahoe"), a wholly owned subsidiary of the Company, entered into a contract to purchase vacant land in Queens, N.Y. consisting of approximately two acres, for $400,000. In April 1998, the Company purchased the property and began to clear the land for construction. The Company intends to build eight two-family houses. The purchase was financed by borrowing $200,000 from unaffiliated parties at 12% to 15% interest with the seller receiving a $200,000 mortgage at 10% interest. Principal is payable on all of the loans as the houses are sold. Construction began in June 1998 and is expected to be completed by March 1999. Proceeds from sales and total costs to develop the property, including administrative and financing costs, are estimated to be approximately $2,700,000 and $2,300,000, respectively. The Company sold one home in October 1998 for $350,000 and has another sale for $355,000 scheduled to close in December 1998. In addition, the Company has four additional homes under contracts of sale totalling $1,302,000.

Trends

     As described above herein under "Plan of Operation", management is considering seeking out another business entity with which to merge or acquire, in order to increase shareholder liquidity and Company performance. As of the date of this report, management has held discussions with various potential candidates in this regard, but no definitive agreement has been reached with any third party and no assurances can be provided that the Company will successfully consummate a merger or acquisition of any other company or assets.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the three month period ended September 30, 1998.

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

     ITEM 1.  LEGAL PROCEEDINGS - None

     ITEM 2.  CHANGES IN SECURITIES - NONE

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     On or about August 10, 1998, holders of a majority of the issued and outstanding common stock of the Company removed Dennis Sommeso as a director of the Company pursuant to the laws of the State of Nevada. Mr. Sommeso subsequently tendered a letter of resignation as a director of the Company to the Company.

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

                         MONARCH INVESTMENT PROPERTIES, INC.
                         (Registrant)


Dated: November 23, 1998 By:  s/Anthony E. Gurino
                            -------------------------------------
                            Anthony E. Gurino, President

              MONARCH INVESTMENT PROPERTIES, INC.
                 (formerly IRON HOLDINGS CORP.)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                           Page
                                                        ----------

Consolidated balance sheets as of
  September 30, 1998 and June 30, 1998                   F-2 - F-3

Consolidated statements of operations
  for the three-month periods ended September
  30, 1998 and 1997                                            F-4

Consolidated statements of cash flows for the
  three-month periods ended September 30, 1998
  and 1997                                                     F-5

Notes to consolidated financial statements               F-6 - F-8

               MONARCH INVESTMENT PROPERTIES, INC.
                 (formerly IRON HOLDINGS CORP.)


                   CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                        (unaudited)
                                       September 30,    June 30,
                                           1998           1998
                                        -----------   -----------
Current assets:
   Cash                                 $    64,168   $   134,644
   Current portion of note receivable       115,000       115,000
   Real estate under development          1,071,928       498,947
   Prepaid expenses and other assets          6,725        10,191
                                        -----------   -----------
          Total current assets            1,257,821       758,782
                                        -----------   -----------
Property and equipment, at cost:
   Construction and transportation
     equipment                              182,709       182,709
   Office furniture and equipment            17,223        17,223
                                        -----------   -----------
                                            199,932       199,932
   Less accumulated depreciation             92,339        82,739
                                        -----------   -----------
                                            107,593       117,193
                                        -----------   -----------
Other assets:
   Security deposits                         20,000        20,000
                                        -----------   -----------
                                             20,000        20,000
                                        -----------   -----------
                                        $ 1,385,414   $   895,975
                                        ===========   ===========


         See notes to consolidated financial statements



              MONARCH INVESTMENT PROPERTIES, INC.
                 (formerly IRON HOLDINGS CORP.)

                  CONSOLIDATED BALANCE SHEETS


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        (unaudited)
                                       September 30,    June 30,
                                            1998          1997
                                        -----------   -----------
Current liabilities:
   Notes payable                        $   335,426   $   225,000
   Current portion of long-term debt
     from business combination               75,000       112,500
   Current portion of long-term debt        167,500             0
   Accounts payable and accrued expenses    354,243       143,563
   Deposits                                 200,000       100,000
   Officer's loan payable                    35,878        41,578
                                        -----------   -----------
          Total current liabilities       1,168,047       622,641
                                        -----------   -----------
Long-term debt from business
   combination, net of current portion    1,025,000       987,500
Long-term debt                              200,000       200,000
Net liabilities from discontinued
   operations                               363,698       363,698
                                        -----------   -----------
                                          2,756,745     2,173,839
                                        -----------   -----------
Stockholders' equity (deficit):
   Common stock, par value $.001 per
     share, 500,000,000 shares
     authorized, 668,733 shares issued
     and outstanding                            669           669
   Additional paid-in capital             1,031,779     1,031,779
   Accumulated deficit                   (2,403,779)   (2,310,312)
                                        -----------   -----------
                                                      (1,371,331)
 (1,277,864)
                                        -----------   -----------
                                        $ 1,385,414   $   895,975
                                        ===========   ===========

            See notes to consolidated financial statements


              MONARCH INVESTMENT PROPERTIES, INC.
                 (formerly IRON HOLDINGS CORP.)


             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         (Unaudited)
                                                    Three-month period ended
                                                         September 30,
                                                    ------------------------
                                                       1998         1997
                                                    -----------   ----------
Revenues                                            $         0   $        0
                                                    -----------   ----------

Operating expenses                                      (70,495)     (26,004)

Interest expense                                        (22,972)     (32,952)
                                                    -----------   ----------
Loss from continuing operations
  before income taxes                                   (93,467)     (58,956)

Deferred income tax benefit                                   0       21,813
                                                    -----------   ----------
Loss from continuing operations                         (93,467)     (37,143)

Income from discontinued operations,
  net of tax effect                                           0       86,033
                                                    -----------   ----------
Net income (loss)                                   $   (93,467)  $   48,890
                                                    ===========   ==========


Income (loss) per share data:
  Continuing operations                             $      (.14)  $     (.07)
  Discontinued operations                                     0          .16
                                                    -----------   ----------
  Net income (loss) per share                       $      (.14)  $      .09
                                                    ===========   ==========


            See notes to consolidated financial statements

                               F-4

              MONARCH INVESTMENT PROPERTIES, INC.
                 (formerly IRON HOLDINGS CORP.)


              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 (Unaudited)
                                                          Nine-month period ended
                                                                 September 30,
                                                          -------------------------
                                                              1998          1997
                                                          -----------   -----------
Net income (loss)                                         $   (93,467)  $    48,890

                                                          -----------   -----------
Adjustments to reconcile net income to
 net cash used in operating activities
 of continuing operations:
   (Income) loss from discontinued operations                       0
(86,033)
   Amortization and depreciation                                9,663         6,668
   Changes in assets and liabilities,
    net of effects of business combination:
      Decrease (increase) in real estate under development   (572,981)
 0
      Decrease (increase) in prepaid expenses and
        other assets                                            3,404
 0
      Decrease (increase) in deferred tax asset                     0
(21,813)
      Decrease (increase) in deposits                         100,000
(420,000)
      Increase (decrease) in accounts payable
        and accrued expenses                                  210,680
(35,055)
                                                          -----------   -----------
          Total adjustments                                  (249,234)
(556,233)
                                                          -----------   -----------

          Net cash used in operating activities
            of continuing operations                         (342,701)
(507,343)
                                                          -----------   -----------
Cash flows from financing activities:
      Principal payments under loan agreements                 (2,465)
(212,500)
      Proceeds from notes payable                             280,390
 0
      Repayment of advances from officer                       (5,700)
 0
      Proceeds from issuance of stock                               0     1,041,000
                                                          -----------   -----------
          Net cash provided by financing activities
            of continuing operations                          272,225       828,500
                                                          -----------   -----------
Cash used in discontinued operations                                0
(265,603)
                                                          -----------   -----------

Net increase (decrease) in cash                               (70,476)       55,554

Cash, beginning of period                                     134,644       164,977
                                                          -----------   -----------
Cash, end of period                                       $    64,168   $   220,531
                                                          ===========   ===========

            See notes to consolidated financial statements

                               F-5

                    MONARCH INVESTMENT PROPERTIES, INC.
                       (formerly IRON HOLDINGS CORP.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1998 and 1997
                                  (Unaudited)

1.   Summary of significant accounting policies

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

          Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Monarch Investment Properties, Inc. ("Monarch") and of its wholly-owned subsidiaries, Iron Eagle Contracting and Mechanical, Inc. ("Iron Eagle"), LW Plaza Realty Corp. and Tahoe Realty Corp., for the three-month periods ended September 30, 1998 and 1997.

          History and business activity

     Monarch Investment Properties, Inc. was originally incorporated as Comstock Tailings Company Incorporated on May 13, 1988, under the laws of the State of Nevada. The name was changed to Iron Holdings Corp. on March 31, 1997. Iron Holdings Corp. changed its name to Monarch Investment Properties, Inc. on June 29, 1998.

     Iron Eagle is a construction contractor engaged in pipe work including gas and water mains as well as steel installation. The subsidiary operates in the New York City metropolitan area. The Company has also developed a tract of real estate in Ozone Park, New York, on which it built and sold five two-family homes. As discussed more thoroughly in
     Note 3, the operations of Iron Eagle were discontinued during the quarter ended June 30, 1998.

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

                                     F-6

          Earnings and loss per share

     Earnings and loss per share has been computed based on the weighted average number of common shares outstanding. For the three-month periods ended September 30, 1998 and 1997, the weighted average number of shares used in the calculation was 668,700 and 524,726, respectively. Diluted loss per share amounts are not presented because they are anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "Earnings Per Share", ("SFAS 128") which require companies to present basic earnings per share ("EPS") and diluted earnings per share, instead of the primary and fully diluted EPS that was formerly required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No.
     15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires reinstatement of EPS for all prior periods reported.

          Reclassifications

     Certain reclassifications have been made to the June 30, 1998 balance sheet and the statement of operations for the nine-month period ended September 30, 1997, in order to conform to the September 30, 1998 presentation.

2.   Stockholders' equity

          Stock option plan

     During May 1997, the Company established a non-qualified stock option plan (the "Plan") to attract and retain qualified and competent persons who are key employees, consultants, representatives, officers and directors of the Company upon whose efforts and judgment the success of the Company is largely dependent.

     During May 1997, the Company awarded 100,000 post-split shares of the Company's options to purchase common stock at an option price of $.10 per share. All such options vest upon execution of the consulting agreement and shall be exercisable for one year from such date. These options were awarded to companies which are providing public relations service and assistance in creating a secondary market for the Company's stock. All options were exercised in July 1997 and 100,000 post-split shares of the Company's common stock were issued.

          Reverse stock split

     On July 31, 1998, Monarch authorized a 1-for-10 reverse stock split to existing shareholders resulting in a total of 668,733 shares issued and outstanding. The capital structure of Monarch has been retroactively restated for all periods presented to reflect to the above changes.

3.   Commitments and contingencies

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

          Construction loan

     The Company has preliminary approval for a $1.2 million construction loan from a financial institution. The proceeds from the loan will be used to complete the building of the remaining homes in Queens, New York.

          Note receivable

     During October 1998, the note receivable was paid in-full.

          Real estate under contract

     Tahoe Realty Corp. purchased vacant land in Queens, New York for
     $400,000. The Company has completed two and is in the process of building six additional two-family homes on the tract of land. Construction began in June 1998. The Company sold one home in October 1998 for $350,000 and has another sale for $355,000 scheduled to close in December 1998. In addition, the Company has four additional homes under contracts of sale totalling $1,302,000. Total proceeds from sales and total costs to develop the property, including administrative and financing costs, are estimated to be approximately $2,700,000 and $2,300,000, respectively.

          Hegeman Street Project

     During September 1998, the Company acquired real estate in Brooklyn, New York, on which it planned to build six, single-family homes. The total acquisition cost for the real estate was $230,000, including permits and plans. The Company has decided not to develop the property and currently has a contract for sale in the amount of $288,000. The closing is scheduled for November 1998.

                      MONARCH INVESTMENT PROPERTIES, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB
                  For the Quarter Ended September 30, 1998

EXHIBITS                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .    20